Form 10QSB
period 2000-09-30
CERTIFIED SERVICES INC
filed 2000-11-15
CIK 1118326

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________
Commission File Number:

                    Certified Services, Inc.
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0444079
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

 4850 W. Flamingo Rd, Suite 23                89103
         Las Vegas, NV                      (Zip Code)
(Address of principal executive
           offices)

                         (702) 314-2805
      (Registrant's telephone number, including area code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                      THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
   15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           Yes [ ] No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                              3,421,145


/1/



                      CERTIFIED SERVICES, INC.
                    (A Development Stage Company)


                          Table of Contents
                                                               Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet September 30, 2000 and December 31, 1999           4

Statement of Operations for the Three Months Ending September    5
30, 2000 and September 30, 1999 and the Nine Months Ending
September 30, 2000 and September 30, 1999 and from September
15, 1999 (Inception) to September 30, 2000

Statement of Cash Flows for the Nine Months Ending September     6
30, 2000 and September 30, 1999 and from September 15, 1999
(Inception) to September 30, 2000

Notes to Financial Statements                                    7

Item 2. Management's Discussion and Plan of Operation           10

PART II - OTHER INFORMATION

Item 6. Exhibits                                                11

SIGNATURES                                                      12




/2/




                      Certified Services, Inc.
                    (A DEVELOPMENT STAGE COMPANY)

                        FINANCIAL STATEMENTS

                          FOR PERIOD ENDING

                         September 30, 2000



/3/



                   PART I - FINANCIAL INFORMATION
                Item 1. Audited Financial Statements

                      Certified Services, Inc.
                    (A Development Stage Company)

                            BALANCE SHEET



                              (unaudited)
                               September  December
                                  30,       31,
                                  2000     1999
Assets

Current assets:
Cash                            $  36,630  $ 2,506
                                  -------   ------
Total current assets               36,630    2,506

Fixed assets, net                   5,686        -

Organizational costs, net               -      275
Notes receivable                   60,000        -
                                  -------   ------
                                $ 102,316  $ 2,781
                                  =======   ======
Liabilities and Stockholders'
Equity

Current liabilities:
Accounts payable                    $  50     $  -
Other current liabilities           5,430        -
                                   ------   ------
Total current liabilities           5,480        -
                                   ------   ------
Long-term liabilities                   -        -



                                    5,480        -



Stockholders' equity:
Common stock, $0.001 par value,
25,000,000 sharesauthorized,
3,421,145 and 1,500,000
shares issued
                                    3,421    1,500
Additional paid-in capital         95,885    1,295
Subscriptions receivable            (100)        -
Deficit accumulated during        (2,370)     (14)
development stage                  ------   ------
                                   96,836    2,781
                                   ------   ------
                                $ 102,316  $ 2,781
                                   ======   ======


           See accompanying notes to financial statements


/4/



                      Certified Services, Inc.
                    (A Development Stage Company)

                       STATEMENT OF OPERATIONS
                             (unaudited)


                                                   September
                                                   15, 1999
                       Three         Nine Months   (Inception)
                       Months           Ending        to
                       Ending       September 30,  September
                     September                      30,
                        30,
                    -----------     --------------  ----------
                     2000   1999       2000   1999        2000
                  -------  -----    -------  -----     -------

Revenue          $ 27,125   $  -   $ 32,260   $  -    $ 32,266
                  -------  -----    -------  -----     -------


Expenses:
General            31,150      -     35,167      -      35,187
administrative
expenses
Depreciation and      148      5        148      5         148
amortization      -------  -----    -------  -----     -------
Total expenses     31,298      5     35,315      5      35,335


Other
income/expense:
Interest income       693               699                699
                  -------  -----    -------  -----     -------
Net loss        $ (3,480)  $ (5)  $ (2,356)  $ (5)   $ (2,370)
                  =======  =====    =======  =====     =======

Weighted average
number of
common shares
outstanding    2,773,803 1,500,000 1,927,700 1,500,000 1,808,394
               ========= ========= ========= ========= =========
Net loss per
share           $ (0.00)  $ (0.00)  $ (0.00)  $ (0.00)  $ (0.00)
               ========= ========= ========= ========= =========


          See accompanying notes to financial statements


/5/



                      Certified Services, Inc.
                    (A Development Stage Company)

                       STATEMENT OF CASH FLOWS
                             (unaudited)


                                                     September
                                                      15, 1999
                                 Nine Months Ending  (Inception)
                                   September 30,         to
                                 -----------------    September
                                                        30,
                                   2000     1999        2000
Cash flows from operating        --------  -------   ----------
activities
Net loss                        $ (2,356)   $  (5)    $ (2,370)

Adjustments to reconcile net
loss to net cash provided
(used) by operating activities:
Stock issued for services           4,982         -       4,982
Depreciation and amortization         148         5         148
(Increase) decrease in                275     (295)           -
organizational costs
Increase in accounts payable           50         -          50
Increase in other current           5,430         -       5,430
liabilities                       -------    ------    --------
Net cash provided (used) by         8,529     (295)       8,240
operating activities              -------    ------    --------

Cash flows from investing
activities
Purchase of fixed assets          (5,835)         -     (5,835)
Note receivable                  (60,000)         -    (60,000)
                                  -------    ------    --------
Net cash used by investing       (65,835)         -    (65,835)
activities                        -------    ------    --------

Cash flows from financing
activities
Issuance of common stock           91,530     2,795      94,325
Subscription receivable             (100)         -       (100)
Net cash provided by financing     91,430     2,795      94,225
activities
Net increase in cash               34,124     2,500      36,630
Cash - beginning                    2,506         -           -
                                  -------    ------    --------
Cash - ending                    $ 36,630  $  2,500   $  36,630
                                  =======    ======    ========

Supplemental disclosures:
Interest paid                        $  -      $  -        $  -
Income taxes paid                    $  -      $  -        $  -
Non-cash investing and
financing activities:
Common stock issued for           $ 4,982      $  -    $  4,982
services                          =======    ======    ========
Number of shares issued for        96,511         -      99,306
services                          =======    ======    ========


           See accompanying notes to financial statements


/6/



                      Certified Services, Inc.
                    (A Development Stage Company)


                              FOOTNOTES



Note 1 History and organization of the company

The Company was organized September 15, 1999 (Date of Inception) under the laws of the State of Nevada, as Certified Services, Inc. The Company has not generated significant revenues and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock.

Note 2 Accounting policies and procedures

Accounting policies and procedures have not been determined except as follows:

Accounting method
 The Company reports income and expenses on the accrual method.

Estimates
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
 The Company maintains cash balances in both a non-interest-bearing account and a money market account at 5% per annum of interest that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2000 and December 31, 1999.

Reporting on the costs of start-up activities
 Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
 Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of September 30, 2000 and December 31, 1999, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends
 The  Company  has not yet adopted any policy regarding  payment  of
 dividends.    No  dividends  have  been  paid  or  declared   since
 inception.

Equipment
 Property plant and equipment is depreciated utilizing the straight-line method of depreciation and on the following basis:

               Computer equipment          3 years
               Office equipment            5 years

Year end
 The Company has adopted December 31 as its fiscal year end.


/7/



                      Certified Services, Inc.
                    (A Development Stage Company)


                              FOOTNOTES



Note 3 - Property, plant and equipment

The Company has the following equipment as of September 30, 2000:


         Computer equipment             $   1,485
         Office equipment                   4,349
                                            -----
                                            5,834
         Less accumulated                   (148)
         depreciation                       -----
                                        $   5,686
                                            =====
Depreciation expense for the period ended September 30, 2000 totaled
$148.


Note 4 - Note receivable

On September 12, 2000, the Company signed a note receivable with Daniel and Edward Kay in the amount of $60,000 and is due on or before twelve months from the date of the agreement. The principal amount plus interest of $5,415 at 15% per annum is due on or before 30 days from the date of the agreement and all successive payments are due the same day each month until paid in full. The note is secured by a promissory note, security agreement and financing statement dated August 1, 1999 between Daniel and Edward Kay and the Granello Bakery, Inc.

Note 5 - Income taxes

Income  taxes  are  provided  for  using  the  liability  method  of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the periods ended September 30, 2000 and December 31, 1999 due to the net losses and no state income tax in Nevada, the state of the Company's domicile and operations.

Note 6 - Stockholder's equity

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

On September 15, 1999, the directors contributed additional paid in capital of $295.

On September 17, 1999, the Company issued 1,500,000 shares of its $0.001 par value common stock to directors in exchange for cash in the amount of $1,500. The directors also contributed additional paid in capital in the amount of $1,000.

On January 10, 2000, the directors contributed additional paid in capital of $1,500.

On July 31, 2000, the Company closed its Rule 504 offering and issued 1,821,500 shares of its $0.001 par value common stock for cash, net of offering expenses and subscriptions receivable, in the amount of $89,930. Of the total, $1,821 is common stock, $88,209 is additional paid-in capital, and $100 is subscriptions receivable.

On July 31, 2000, the Company issued 99,645 shares of its $0.001 par value common stock for services valued at $4,982. Of the total, $100 is common stock and $4,882 is additional paid-in capital. The services have been appropriately expensed.

There have been no other issuances of common stock.


/8/



                      Certified Services, Inc.
                    (A Development Stage Company)


                              FOOTNOTES


Note 7  Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. If additional capital is needed the officers have committed to make cash advances to the Company to cover operating costs. The cash advances do not bear any interest.

Note 8  Related party transactions

In July 2000, the Company entered into a lease agreement with Anchor Mortgage Corporation. The president of the Company is also the president of Anchor Mortgage. The nine-month lease commences on July 1, 2000 and ends on March 31, 2001 with an option to renew. The total payment in the amount of $1,320 to Anchor Mortgage is due on a quarterly basis and includes rent for 3 months in the amount of $1,170 and includes the use of general office equipment and supplies in the amount of $150.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 9  Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.


/9/



        Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

There  may  be other risks and circumstances that we are  unable  to
predict.   When  used  in  this Quarterly  Report,  words  such  as,
"believes,"    "expects,"   "intends,"    "plans,"    "anticipates,"
"estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking
statements   not   accompanied   by such   expressions.  All forward-
looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

Certified Services, Inc. (the "Company"), a Nevada corporation, was incorporated on September 15, 1999. We are a developmental stage professional services company whose principal business objective is to provide document preparation and signatory services. Our customer base consists of those individuals and executives unable to schedule appointments during regular business hours to complete various documentations. These documentations would include attorney documents, mortgage loan applications and other real estate disclosures.

Our management team has a combined total of over 40 years experience in all aspects of the mortgage industry, and all of our signers are licensed and bonded notary publics in good standing. Each notary public is required to keep abreast of updated laws and or regulatory changes that may affect our industry. In addition, every applicant is subjected to a rigorous background check to ensure the highest ethical standards before they are considered for employment. Once hired, our employees go through an extensive training program, which includes supervised on the job training.

Results of Operations

The Company generated revenues of $27,125 for the three months ending September 30, 2000. We continue to deal with the majority of Title companies in Las Vegas, such as United Title, First American Title and Old Republic Title, and have been receiving additional referral business from our efforts. We have continued to attempt to increase our visibility and demand for our services. At this point we see our relationship with GemCap, an Ohio based Mortgage Company with whom we signed an agreement with last quarter, to be a good opportunity to increase profits and expand our business.

In July 2000, the Company entered into a lease agreement with Anchor Mortgage Corporation. The president of the Company is also the president of Anchor Mortgage. The nine-month lease commences on July 1, 2000 and ends on March 31, 2001 with an option to renew. The total payment in the amount of $1,320 to Anchor Mortgage is due on a quarterly basis and includes rent for 3 months in the amount of $1,170 and includes the use of general office equipment and supplies in the amount of $150.

Future Business

The Company expects to be the largest private signature service corporation in Southern Nevada by the end of 2003. To achieve this goal our management will focus on obtaining additional business in the following three ways. First, we hope to contract our services with Mortgage companies that prepare loan documentation in house without the use of an escrow agent. Second, we would like to procure the overflow business generated by Title companies on Fridays and at month end. Last, we need to make Certified Services, Inc. the preferred signatory company for out of state Title companies and lenders. Although competition in our industry is strong, it is our intention to work with our competitors. We are in a position to offer 24-hour assistance and availability, and can provide overflow support during peak periods. This will save them the expense of hiring and training additional personnel for short-term assistance.

Liquidity and Capital Resources

On July 31, 2000, the Company closed its Rule 504 offering and issued 1,821,500 shares of its $0.001 par value common stock for cash, net of offering expenses and subscriptions receivable, in the amount of $89,930. Of the total, $1,821 is common stock, $88,209 is additional paid-in capital, and $100 is subscriptions receivable.
On July 31, 2000, the Company issued 99,645 shares of its $0.001 par value common stock for services valued at $4,982. Of the total, $100 is common stock and $4,882 is additional paid-in capital. The services have been appropriately expensed. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.


/10/



PART II - OTHER INFORMATION

                          Item 6. Exhibits

Exhibit    Name and/or Identification of Exhibit
Number

  3     Articles of Incorporation & By-Laws

               (a)Articles of Incorporation of the Company filed September 15, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

               (b)By-Laws of the Company adopted September 17, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  27    Financial Data Schedule

               Financial Data Schedule of Certified Services, Inc. ending September 30, 2000


/11/



                             SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Certified Services, Inc.

                            (Registrant)

Date: November 14, 2000

By:  /s/ Michael L. Zuliani

Michael L. Zuliani, President and Director