Form 10KSB
period 2000-12-31
CERTIFIED SERVICES INC
filed 2001-03-23
CIK 1118326

United States
                  Securities and Exchange Commission
                        Washington, D.C. 20549
                       ------------------------

                             Form 10-KSB

  [X]   Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the Fiscal Year Ended December 31, 2000

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Transition Period from __________ to __________


                   Commission File Number 0-31527

                      Certified Services, Inc.
       (Exact Name of Registrant as Specified in its Charter)


                Nevada                              88-0444079
     (State or other jurisdiction of             (I.R.S. employer
      incorporation or organization)          identification number)

     4850 W. Flamingo Rd, Suite 23
           Las Vegas, Nevada                          89103
    (Address of principal executive                 (Zip code)
               offices)

 Registrant's Telephone Number, Including Area Code: (702) 768-7985

  Securities Registered Pursuant to Section 12(b) of the Act: NONE

      Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share, 25,000,000 shares authorized, 3,421,145 issued and outstanding as of December 31, 2000.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ ]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common
  Stock reported on OTCBB, was $1,069,107 as of March 21, 2001.(1) For the


/1/


   purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company.

                  ----------------------------

               DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.

                  ----------------------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, "Management's Discussion and Analysis of Financial Condition."


                             PART I


ITEM 1 -- BUSINESS.

Overview and History

We were formed as a Nevada Corporation on September 15, 1999 under the name Certified Services, Inc. Our articles authorize us to issue up to 25,000,000 shares of common stock at a par value of $0.001 per share. We provide signatory, document preparation and loan processing services to mortgage, real estate and other financial service firms and their customers.

     Our business strategy includes:

  1. Marketing and Advertising to reach prospective customers and
  2. Expanding into new markets by entering into strategic partnerships with financial service firms.

We target busy individuals who work traditional business hours, approximately 9 a.m. until 5 p.m., which are also the hours most financial service firms are open. These individuals typically find it difficult to make arrangements during work hours to sign attorney documents, mortgage loan papers and other real estate disclosures.
We allow busy workers to meet deadlines without having to readjust their schedules. Our signers are available 24 hours a day, seven days per week. We take documents requiring signatures or notarizing from companies that contract us to do so to a customer's home, office or other pre-determined meeting area. Our employees explain the documents to customers and notarize signatures, if necessary. We then deliver the fully executed papers back to the company.

We are involved in the real estate services industry, and are subject and sensitive to the level of real estate activity in Southern Nevada. A


/2/


decline in the number of real estate transactions will have a negative effect on our ability to generate revenues.

Industry Background

The signing, loan processing and document preparation industry is a relatively small industry segment, and such services tend to be offered by larger, more diversified financial service firms. We have not discovered publicly traded companies whose business plan is strictly to provide document preparation and signing services.

Our future revenues will be closely related to the level of real estate purchase and financing activity, as we offer services to real estate companies and their clients. Real estate sales are directly affected by the availability of funds to finance purchases. Our ability to compete depends in part on:

  1. Economic factors such as interest rates and the level of economic expansion;
  2. Our ability to attract, hire, develop and retain skilled personnel;
  3. The level of real estate activity; and
  4. Our ability to market our signing and document preparation services to the real estate market.

Failure to address these risks could make our business unprofitable.

New Product Offerings

We have neither offered a new product in the past year, nor do we foresee introducing any new products in the upcoming year.

Research and Development Activities

We have neither performed research and development activities in the past year, nor do we foresee performing research and development activities in the upcoming year.

Principal Products and Services

We provide document preparation, signing and loan preparation services related to the documentation of real estate transactions.

  Signing and document preparation services

We facilitate the signing of attorney documents, mortgage loan paper and other real estate disclosures. Signing and document preparation fees are dependent upon the types, complexity and requirements of the documents to be signed or prepared. We receive payment from either the customer of a real estate firm, or the firm itself, depending on how the transaction is structured. We are a neutral third-party, contracted to assist in the preparation of documents or to obtain and notarize signatures. We are not directly involved in any transaction and have no interest in the terms or outcomes.


/3/


We offer our signing services on a 24-hour basis to accommodate individuals unable to obtain document preparation or signing services during standard business hours. We currently employ licensed and bonded notary publics in good standing, who are required to keep abreast of any updated laws or regulatory changes affecting our industry. In addition, we have an attorney on staff to assist in the preparation of legal documents on a per project basis.

  Loan processing services

We provide loan-processing services to mortgage companies. We are responsible for gathering, coordinating and processing loan documentation after the loan is originated through closing of the loan. Upon being contracted by a mortgage company, our services include:

  1. Inputting the loan;
  2. Printing forms for the loan;
  3. Opening the escrow account;
  4. Ordering property appraisal and credit reports;
  5. Gathering and justifying the documentation needed for a full credit approval;
  6. Submitting the loan to the proper lender for approval; and
  7. Closing the loan, which entails the following:
       a. Fulfilling all requirements for being able to close the loan;
       b. Ordering documents;
       c. Coordinating the closing with the escrow company or a signing service; and
       d. Ensuring that the loan is funded and is recorded.

Distribution, Marketing and Customer Relations

Our strategy is to achieve high levels of customer satisfaction and repeat business and to establish recognition and acceptance of our business. Our strategy includes the following key elements:

  1. Building brand equity and
  2. Pursuing strategic alliances.

  Build Brand Equity

We believe that building awareness of the Certified Services brand is important in expanding our customer base. We intend to market and advertise to enhance our brand recognition with consumers. We intend to advertise through traditional and non-traditional media such as local newspapers and industry-specific publications, as well as over the Internet.

We have not developed any specific advertising or marketing programs to date, nor can we assure you that we will be successful in attracting new customers or in retaining the business of existing customers. If we fail to attract and retain customers, we will be unable to generate revenues to support continuing operations.

  Pursue strategic alliances


/4/


We will pursue strategic alliances with partners who have established operations. We believe that these joint venture relationships, if successful, will allow us to gain additional insight, expertise and penetration in markets where joint venture partners already operate, and may increase our revenue and income growth. We have not signed any specific joint venture agreements, and we cannot guarantee you that any agreements will be effected, or if effected, will be successful.

Competition

Although, we have not discovered any publicly traded companies whose business plan is strictly to provide document preparation and signing services; we operate in a highly competitive market and compete with a variety of organizations that offer services similar to ours. The marketplace includes a variety of participants, including national and regional:

  1. Realty brokers,
  2. Mortgage institutions and
  3. Financial lending institutions.

Some of our competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than Certified Services, Inc.

Government Regulation

Our business is subject to a variety of state and local governmental regulations and licensing requirements relating to general business activities. We believe that the current regulations governing our business activities will not have a material effect on our operations. However, various federal and state agencies may propose new legislation that may adversely affect our business, financial condition and results of operations.

We are subject to legislation governing notaries public. In the state of Nevada, we are regulated by Nevada Revised Statutes Chapter 240. In taking an acknowledgment, our signers shall determine, from personal knowledge or from other satisfactory evidence, that the person making the acknowledgment is the person whose signature is on the instrument. The person who signed the document shall present the document to our notarial officer in person. In taking a verification upon oath or affirmation, we shall determine, from personal knowledge or from other satisfactory evidence, that the person making the verification is the person whose signature is on the verified statement. In certifying or attesting a copy of a document or other item, a notarial officer shall determine that the proffered copy is a complete, accurate and authentic transcription or reproduction of what was copied.

A notarial officer has satisfactory evidence that a person is the person whose signature is on a document if he:

  1. Is personally known to the notarial officer;
  2. Is identified upon the oath or affirmation of a credible witness personally known to the notarial officer;
  3. Is identified on the basis of an identifying document which contains a signature and a photograph or physical description; or


/5/


  4. Is identified upon an oath or affirmation of a subscribing witness who is personally known to the notarial officer.

Proprietary Rights

Although we believe that our operations do not infringe on any copyright or any other proprietary rights of third parties, there can be no assurance that those parties will not assert that our business procedures infringe their proprietary rights. We have no assurance that third parties will not obtain, or do not have, patents covering features of our operations, in which event we or our customers might be required to obtain licenses to use such features. If a patent holder refuses to grant a license on reasonable terms or at all, we may be required to alter or stop marketing certain products.

Employees

We presently have two (2) full time employee. Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

RISK FACTORS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in
Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

Limited Operating History

We were incorporated on September 15, 1999, with a principal business objective to provide signatory and document preparation services to mortgage, real estate and other financial services firms. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, dependence on the growth of the use of the services we provide, ability to obtain a sufficient client base, economic variables, the level of use of mortgages and the management of growth.

To address these risks, we must, among other things, increase our clientele base, implement and successfully execute our business and marketing strategies, respond to competitive developments, provide superior customer service, remain abreast of market trends and the needs of our prospective clients and attract, retain and motivate qualified personnel. In addition, because of our limited operating history, we may have limited insight into trends that may emerge and affect our business. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.


/6/


Competition

Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition and results of operations.

Dependence on Key Personnel; Need for Additional Personnel

Our performance is substantially dependent on the services and on the performance of our existing Management, Officers and Directors. Our performance also depends on our ability to attract, hire, retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. We have not entered into long-term employment agreements with any of our key personnel and currently have no "Key Employee" life insurance policies. Our future success may also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel.
Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to attract and retain the necessary technical, managerial, marketing and customer service personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks Inherent in Business Operations

We are subject to all the risks inherent to a small company seeking to provide signatory and document preparation services. The likelihood of our success must be considered, in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development, introduction, marketing and distribution of new products and services in a competitive environment.


ITEM 2. -- PROPERTIES.

Our corporate headquarters are located in approximately 300 square feet of office space located at 4850 W. Flamingo Rd, Suite 23 Las Vegas, NV 89103 at a rate of $1.30 per square foot totaling $390 per month to be paid on a quarterly basis. We do not have any additional facilities. There are currently no proposed programs or plans for the renovation, improvement or development of this property. Management believes this space to be of adequate size to serve as our administrative offices for at least the next twelve (12) months.


/7/


ITEM 3 -- LEGAL PROCEEDINGS.

We were not subject in the year 2000, nor are we currently subject to any legal proceedings.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


/8/


                            PART II


ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Our common stock, par value $0.001 per share (the "Common
Stock"), is traded on the Over the Counter Bulletin Board
("OTCBB") under the symbol "CSRV".

There was no active trading market for the Common Stock before November 14, 2000.

The following table sets forth certain information as of the end of 2000.


                                                    HIGH       LOW
2000
For the period (Nov 14, 2000 to Dec 31, 2000)        .55       .06


Our OTCBB quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

HOLDERS

As of December 31, 2000 there were 85 stockholders of record of our Common Stock.

DIVIDEND POLICY

We have not paid cash dividends on our Common Stock and do not intend to pay any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

On September 17, 1999, we issued 1,500,000 shares of our common stock with a par value of $0.001 per share to two founding shareholders. The shares were issued in exchange for cash totaling $2,500. As this was a private transaction, only offered to our founders, it was a transaction by an issuer not involving any public offering. This original stock offering was made in accordance with Section 4(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid in this offering.

On July 12, 2000, we issued 1,921,145 shares of common stock to 83 individual shareholders at a price of $0.05 per share, for total receipts of $89,930 in cash and in exchange for services rendered in the amount of $4,982. This offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504 of the Act. This offering was registered with the State of Nevada, and said registration was granted by the State of Nevada on October 28, 1999. The offering was sold exclusively in said state in which it was registered. We sold less than $1,000,000 in a twelve-month period. In addition, this offering was made on a best efforts basis and was not underwritten.


/9/


ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                   FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

General

Certified Services, Inc., a Nevada corporation, was incorporated on September 15, 1999. We are a professional services company whose principal business objective is to provide document preparation and signatory services. Our customer base consists of those individuals and executives unable to schedule appointments during regular business hours to complete various documentations. These documentations would include attorney documents, mortgage loan applications and other real estate disclosures.

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

Results of Operation

We continue to deal with the majority of Title companies in Las Vegas, such as United Title, First American Title and Old Republic Title, and have been receiving additional referral business from our efforts. We have continued to attempt to increase our visibility and demand for our services. At this point we see our relationship with GemCap, an Ohio based Mortgage Company with whom we signed an agreement with in 2000, to be a good opportunity to increase profits and expand our business.

Revenues. Effective January 1, 2000 Certified Services, Inc.
commenced significant operations and was no longer considered to be in the development stage. We generated revenues of $75,520 for the year ended December 31, 2000.
Additionally, we earned $2,881 in interest income.


/10/


Expenses. We incurred expenses for the operating period January 1, 2000 to December 31, 2000, totaling $76,653. Expenditures were primarily due to costs incurred for professional fees, services and general and administrative expenses. Our professional and service expenses were incurred from our public listing process on the NASD's OTC-BB which included the process of the public offering in the State of Nevada, state Blue Sky registrations, attorneys' fees, escrow and EDGARization costs related to the offering, and audits and public filing costs.

Net Loss. Even after taking into consideration the significant operating expenses, Certified Services, Inc. experienced net income of $1,267 in the year 2000. We anticipated realizing decreased net income during the initial commencement of operations due to the foreseen expenses mentioned above.

Future Business

We expect to be the largest private signature service corporation in Southern Nevada by the end of 2003. To achieve this goal our management will focus on obtaining additional business in the following three ways. First, we hope to contract our services with Mortgage companies that prepare loan documentation in house without the use of an escrow agent. Second, we would like to procure the overflow business generated by Title companies on Fridays and at month end. Last, we need to make Certified Services, Inc. the preferred signatory company for out of state Title companies and lenders. Although competition in our industry is strong, it is our intention to work with our competitors. We are in a position to offer 24-hour assistance and availability, and can provide overflow support during peak periods. This will save them the expense of hiring and training additional personnel for short-term assistance.

Liquidity and Capital Resources

On July 31, 2000, we closed our Rule 504 offering and issued 1,821,500 shares of our $0.001 par value common stock for cash, net of offering expenses and subscriptions receivable, in the amount of $89,930. Of the total, $1,821 is common stock, $88,209 is additional paid-in capital, and $100 is subscriptions receivable.

On July 31, 2000, we issued 99,645 shares of its $0.001 par value common stock for services valued at $4,982. Of the total, $100 is common stock and $4,882 is additional paid-in capital. The services have been appropriately expensed. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

We believe that we will be able to continue existing operations for the next 12 to 24 months based solely on our projected revenues, however, the use of bank, personal, or other loans obtained through private and or public sources by Certified Services, Inc. may be necessary to offset capital requirements in the next 12 months. We have financed our cash flow requirements through the issuance of common stock and revenues from the services we provide. During our normal course of business, we may experience net negative cash flows from operations. Further, we may be required to obtain additional financing to fund operations through further common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.


/11/


ITEM 7. -- FINANCIAL STATEMENTS.



                    Certified Services, Inc.
                  (A Development Stage Company)

                         Balance Sheets
                              as of
                   December 31, 2000 and 1999

                               and

                      Statements of Income,
                    Stockholders' Equity, and
                           Cash Flows
                           years ended
                   December 31, 2000 and 1999


/12/


                        TABLE OF CONTENTS


                                                           PAGE

INDEPENDENT AUDITORS' REPORT                                 1

BALANCE SHEET                                                2

STATEMENT OF OPERATIONS                                      3

STATEMENT OF STOCKHOLDERS' EQUITY                            4

STATEMENT OF CASH FLOWS                                      5

NOTES TO FINANCIAL STATEMENTS                               6-8


/13/


G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.528.1984
                                              425.928.2877 (efax)

                  INDEPENDENT AUDITOR'S REPORT


March 16, 2001

Board of Directors
Certified Services, Inc.
Las Vegas, NV

I have audited the Balance Sheets of Certified Services, Inc. (the "Company"), as of December 31, 2000 and 1999, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheets of Certified Services, Inc., as of December 31, 2000 and 1999, and its related statements of operations, equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ G. Brad Beckstead, CPA


                                1


/14/


                         Certified Services, Inc.
                               Balance Sheet



                                                     December    December
                                                        31,         31,
                                                       2000        1999
                                                    ----------  ----------
Assets

Current Assets
   Cash                                             $   45,111  $    2,506
                                                    ----------  ----------
     Total Current Assets                               45,111       2,506

   Fixed assets, net                                     5,932           -

   Organizational costs, net                                 -         275
   Notes receivable                                     55,335           -
                                                    ----------  ----------
                                                    $  106,378  $    2,781


Liabilities and Stockholders' Equity


Current Liabilities:
   Accounts payable                                 $       89  $        -
   Other current liabilities                             5,730           -
                                                    ----------  ----------
     Total Current Liabilities                           5,819           -

Stockholders' equity:
   Common stock, $.001 par value, 250,000,000
     shares authorized, 3,421,145  and 1,500,000
     shares issued and outstanding as of 12/31/00
     and 12/31/99, respectively                          3,421       1,500
   Additional paid-in capital                           95,885       1,295
   Earnings/(Deficit) accumulated during
     development stage                                   1,253        (14)
                                                    ----------  ----------
                                                       100,559       2,781
                                                    ----------  ----------
                                                    $  106,378  $    2,781
                                                    ==========  ==========



 The accompanying notes are an integral part of these financial statements.

                                2


/15/


                         Certified Services, Inc.
                         Statement Of Operations



                                                      For the years ended
                                                          December 31,
                                                    ----------------------
                                                       2000        1999
                                                    ----------  ----------

Revenue                                             $   75,520  $        6
                                                    ----------  ----------

Expenses:
   General and administrative                           76,653           -
   Depreciation and amortization                           481          20
                                                    ----------  ----------
     Total expenses                                     77,134          20
                                                    ----------  ----------
Other income/expense
   Interest income                                       2,881           -
                                                    ----------  ----------

Net income or (loss)                                $    1,267  $     (14)
                                                    ==========  ==========

Weighted average number of
   common shares outstanding                         3,092,871   1,500,000
                                                    ==========  ==========

Net income or (loss) per share                      $        0  $      (0)
                                                    ==========  ==========



 The accompanying notes are an integral part of these financial statements.

                                3


/16/


                         Certified Services, Inc.
               Statement Of Changes In Stockholders' Equity
 For the period November 3, 2000 (Date of Inception) to December 31, 2000



                                                    Deficit
                                                  Accumulated
                       Common Stock    Additional   During        Total
                   -------------------  Paid-in   Development  Stockholders'
                     Shares   Amount    Capital      Stage        Equity
                   --------- --------- ---------- ----------- -------------
September 1999
Donated capital              $       - $      295  $        - $         295

September 1999
Founders shares
issued for cash    1,500,000     1,500      1,000                     2,500

Net loss for the
period ended
December 31, 1999                                        (14)          (14)
                   --------- --------- ---------- ----------- -------------
Balance,
December 31, 1999  1,500,000     1,500      1,295        (14)         2,781

January 2000
Donated capital                             1,500                     1,500

July 2000
Shares issued for
Cash pursuant to
Rule 504 offering  1,821,500     1,821     88,209                    90,030

July 2000
Shares issued for
services              99,645       100      4,882                     4,982

Net income for
the year ended
December 31, 2000                                       1,267         1,267
                   --------- --------- ---------- ----------- -------------
Balance,
December 31, 2000  3,421,145 $   3,421 $   95,886 $     1,253 $     100,560
                   ========= ========= ========== =========== =============



 The accompanying notes are an integral part of these financial statements.

                                4


/17/


                         Certified Services, Inc.
                          Statement Of Cash Flows



                                                      For the year ended
                                                          December 31,
                                                    ----------------------
                                                       2000        1999
                                                    ----------  ----------
Cash flows from operating activities
  Net income or (loss)                              $    1,267  $     (14)
  Adjustments to reconcile net loss to                                   -
   net cash provided (used) by operating
   activities:
   Stock issued for services                             4,982           -
   Depreciation and amortization                           481          20
   (Increase) decrease in organizational costs             275       (295)
   Increase in accounts payable                             89           -
   Increase in other current liabilities                 5,730           -
                                                    ----------  ----------
Net cash provided (used) by operating
 activities                                             12,824       (289)
                                                    ----------  ----------

Cash flows from investing activities
  Purchase of fixed assets                             (6,413)           -
  Note receivable                                     (55,335)           -
                                                    ----------  ----------
Net cash used by investing activities                 (61,748)           -
                                                    ----------  ----------

Cash flows from financing activities
  Issuance of common stock                              91,529       2,795
                                                    ----------  ----------
Net cash provided by financing activities               91,529       2,795
                                                    ----------  ----------

Net increase (decrease) in cash                         42,605       2,506
Cash - beginning                                         2,506           -
                                                    ----------  ----------
Cash - ending                                       $   45,111  $    2,506
                                                    ==========  ==========
Supplemental disclosures:
  Interest paid                                     $        -  $        -
                                                    ==========  ==========
  Income taxes paid                                 $        -  $        -
                                                    ==========  ==========
Non-cash investing and financing activities
   Common stock issued for services                 $    4,982  $        -
                                                    ==========  ==========
   Number of shares issued for services                 96,510       2,795
                                                    ==========  ==========



 The accompanying notes are an integral part of these financial  statements.

                                5


/18/


                    Certified Services, Inc.
                              Notes

Note 1 - Significant accounting policies and procedures

Organization
The Company was organized September 15, 1999 (Date of Inception) under the laws of the State of Nevada, as Certified Services, Inc. The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock.

Through  December  31,  1999,  the  Company  had  been   in   the
development  stage.    Effective January  1,  2000,  the  Company
commenced significant operations and was no longer considered to be in the development stage.

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

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had $31,085 in a money market account as of December 31, 2000.

Equipment
The cost of equipment is depreciated over the following estimated useful life of the equipment utilizing the straight-line method of depreciation:
                                Computer equipment        5 years
Revenue recognition
The Company recognizes revenue on an accrual basis as it invoices for services. Invoices are paid from the originating mortgage company generally out of the loan proceeds at the close of escrow. Most invoices are paid within 30 days of invoicing, resulting in little or no accounts receivable.

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

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2000 and 1999, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Advertising Costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2000 or 1999.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.
                                6


/19/


                    Certified Services, Inc.
                              Notes

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2000 or 1999.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The  Company has not yet adopted any policy regarding payment  of
dividends.   No  dividends  have  been  paid  or  declared  since
inception.

Recent pronouncements
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Note 2 - Fixed Assets

The Company purchased computer equipment in the amount of $6,413 and recorded depreciation expense in the amount of $481 during the year ended December 31, 2000.

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the periods ended December 31, 2000 and 1999 due to net losses and insignificant net income, and no state income tax in Nevada, the state of the Company's domicile and operations.

Note 4 - Stockholder's equity

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

On September 15, 1999, the directors contributed additional paid in capital of $295.

On September 17, 1999, the Company issued 1,500,000 shares of its
$0.001 par value common stock to directors in exchange for cash in the amount of $1,500.  The directors also contributed
additional paid in capital in the amount of $1,000.
                                7


/20/


                    Certified Services, Inc.
                              Notes

On January 10, 2000, the directors contributed additional paid in capital of $1,500.

On July 31, 2000, the Company closed its Rule 504 offering and issued $1,821,500 shares of its $0.001 par value common stock for cash, net of offering expenses, in the amount of $89,930.

On July 31, 2000, the Company issued 99,645 shares of its $0.001 par value common stock for services valued at $4,982.

There have been no other issuances of common stock.

Note 5 - Going concern

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

Note 6 - Related party transactions

The Company rents office space from Anchor Mortgage, a company owned by a director and shareholder. Total rent during December
31, 2000 was $2,640.

Office services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.



                                8


/21/


ITEM 8. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

Within the past two years we have neither changed nor had disagreements with our certified public accountant.


/22/


                            PART III


ITEM 9. -- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The name, age, position and date of appointment of the Company's directors and executive officers are as follows:

       Name         Age          Position              Appointed
------------------ ----- -----------------------  --------------------

Michael L. Zuliani   32  President, and Director   September 17, 1999

Martin G. Bothmann   33    Secretary, Treasurer    September 17, 1999
                               and Director

  Rebecca Baltz      30     Director and Loan      September 17, 1999
                              Signing Agent


Michael L. Zuliani, President and Director - Mr. Zuliani has 11 years of experience in the mortgage and real estate industry. He has experience in various aspects of the mortgage industry, including loan servicing, foreclosures and secondary marketing for a Fortune 500 company. Mr. Zuliani has purchased and sold sub-prime paper for mortgage-backed securities. He has been licensed in both California and Nevada as a property and casualty and life insurance agent as well as a notary public in good standing. Mr. Zuliani is presently a licensed mortgage broker in the state of Nevada. He does business consulting and aides investors in placing private mortgage backed securities. Mr. Zuliani is active in commercial development projects and time-share developments. He is a graduate of the California State University, Sacramento, with concentrations in finance and insurance with a communications minor.


Martin G. Bothmann, Secretary and Treasurer - Mr. Bothmann is a veteran in the real estate industry. He started as a real estate agent in Southern Florida, 13 years ago, then moved to southern Nevada in 1991, to start a career in the mortgage industry. He has worked as an outside marketing agent for a Fortune 500 company, as well as starting his own corporation and consulting company in 1998. Mr. Bothmann consults small to medium sized companies on reorganization of debt, marketing and cost-cutting procedures. He has assisted companies out of bankruptcy into growing and profitable companies.


Rebecca Baltz, Director and Loan Signing Agent- Ms. Baltz has over nine years of experience in the mortgage industry, including loan servicing, repossessions, foreclosures, loan production and loan closings. She was previously a manager for a second mortgage company. Ms. Baltz has managed numerous types of operations and has set-up and implemented operational procedures for financial institutions over the past five years. She has


/23/


experience in marketing, underwriting and processing all types of loans. She has background in loan packaging, signing, funding, document preparation and final quality control auditing functions. Ms. Baltz also has working knowledge of federal and state regulatory compliance issues and has handled multiple reporting functions to various state and federal regulatory agencies. Ms. Baltz is a graduate of the University of Nevada, Las Vegas, with a degree in Criminal Justice and a minor in political science.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.


ITEM 10. -- EXECUTIVE COMPENSATION.

The following table discloses compensation paid during the fiscal year ended December 31, 2000 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2000 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").


                                       ANNUAL
                                    COMPENSATION         ALL OTHER
  NAME AND PRINCIPAL              SALARY     BONUS      COMPENSATION
       POSITION          YEAR      ($)        ($)           ($)
----------------------  ------   -------- ---------    --------------

  Michael L. Zuliani     2000    16,000 1         0             0
President and Director
  1 Mr. Zuliani to date has not received or accrued a salary.

STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

No stock options were granted in the previous year.

COMPENSATION OF DIRECTORS

Our only directors are the current executive officers that are already drawing salaries for the management of our Company. They are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board; however, they do not receive any additional compensation for their services as directors. Accordingly, it may be necessary for us to compensate newly appointed directors in order to


/24/


attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

EMPLOYMENT AGREEMENTS

Certified Services, Inc. does not currently have employment agreements with its executive officers.


ITEM 11. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth certain information as of December 31, 2000, with respect to the beneficial ownership of our Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.


                                            Shares         Percentage of
                                         Beneficially         Shares
          Name and Address                   Owned          Outstanding
     ----------------------------      ----------------   ---------------

       Michael L. Zuliani                     750,000           21.92%
   4850 West Flamingo Road #23
     Las Vegas, Nevada 89103

       Martin G. Bothmann                     750,000           21.92%
   4850 West Flamingo Road #23
     Las Vegas, Nevada 89103

   St. Andrews Venture Capital, LLC           200,000            5.85%
       628 St. Andrews Road
     Henderson, Nevada 89015
-------------------------------------------------------------------------

   Total ownership by our officers          1,500,000           43.84%
   and directors (two individuals)


ITEM 12. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We rent office space from Anchor Mortgage, a company owned by a director and shareholder. Total rent during December 31, 2000 was $2,640.

Office services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of Certified Services, Inc. are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. We have not formulated a policy for the resolution of such conflicts.


/25/


ITEM 13. -- EXHIBITS

(a)   Exhibits:

A list of exhibits required to be filed as part of this Annual
Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.


/26/


                           SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CERTIFIED SERVICES, INC.


Date:  3/22/01
     ---------


                                   By: /s/ Michael L. Zuliani
                                      -----------------------
                                       Michael L. Zuliani,
                                       President and Director





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



Date:  3/22/01
     ---------


By:  /s/ Michael L. Zuliani
     -----------------------
     Michael L. Zuliani,
     President and Director (Principal Executive Officer)



Date:  3/22/01
     ---------


By:  /s/ Martin G. Bothmann
     -----------------------
     Martin G. Bothmann,
     Secretary, Treasurer and Director


/27/


                        INDEX TO EXHIBITS


Exhibit
Number   Name and/or Identification of Exhibit
-------  -------------------------------------

   3     Articles of Incorporation & By-Laws
         (a) Articles of Incorporation of the   Rendered as Previously Filed
             Company filed October 29, 1999
         (b) By-Laws of the Company adopted     Rendered as Previously Filed
             November 1, 1999

  23     Consent of Experts and Counsel
             Consent of independent public
             accountant


/28/