Form 10QSB
period 2001-03-31
CERTIFIED SERVICES INC
filed 2001-05-11
CIK 1118326

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

Or

[  ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 0-31527

                         Certified Services, Inc.
            (Exact name of registrant as specified in its charter)

            Nevada                                   88-0444079
  (State or other jurisdiction
incorporation or of organization)      (I.R.S. Employer Identification No.)

4850 W. Flamingo Rd, Suite 23 Las Vegas, NV                89103
  (Address of principal executive offices)               (Zip Code)

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

                               Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5/8/01 3,421,145


/1/


                           CERTIFIED SERVICES, INC.
                        (A Development Stage Company)


                              Table of Contents

                                                                        Page
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements                                              3

  Independent Accountant's Review Report                                   4

  Balance Sheet March 31, 2001 (unaudited) and December 31, 2000           5

  Statement of Operations for the Three Months Ending March 31, 2001
  (unaudited) and for the Three Months Ending March 31, 2000 (unaudited)   6

  Statement of Cash Flows for the Three Months Ending March 31, 2001
  (unaudited) and for the Three Months Ending March 31, 2000 (unaudited)   7

  Notes to Financial Statements                                            8

 Item 2. Management's Discussion and Plan of Operation                    11

PART II - OTHER INFORMATION

 Item 6. Exhibits                                                         13

SIGNATURES                                                                14


/2/


                           Certified Services, Inc.

                                 Balance Sheet
                                     as of
                                March 31, 2001
                              and March 31, 2000

                                      and

                            Statements of Operations,
                                      and
                                   Cash Flows
                           for the Three Months Ending
                             March 31, 2001 and 2000


/3/


G. BRAD BECKSTEAD
Certified Public Accountant
                                                         330 E. Warm Springs
                                                         Las Vegas, NV 89119
                                                                702.528.1984
                                                         425.928.2877 (efax)


                      INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Certified Services, Inc.
Las Vegas, NV

I have reviewed the accompanying balance sheet of Certified Services, Inc. (a Nevada corporation) as of March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000, and statements of cash flows for the three-month period ending March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note
5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Certified
Services, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated March 16, 2001, I expressed an unqualified opinion on those financial statements.



May 4, 2001


/4/


                           Certified Services, Inc.

                                Balance Sheet


                                               (unaudited)
                                                 March 31,      December 31,
                                                   2001             2000
                                               -----------      -----------
Assets

Current assets:
  Cash & equivalents                           $    53,953      $    45,111
                                               -----------      -----------
    Total current assets                            53,953           45,111
                                               -----------      -----------

  Fixed assets, net                                  5,562            5,932

  Notes Receivable                                  40,985           55,335

                                               -----------      -----------
                                               $   100,500      $   106,378
                                               ===========      ===========

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                             $     1,320      $        89
  Other current liabilities                          6,184            5,730
                                               -----------      -----------
    Total current liabilities                        7,504            5,819
                                               -----------      -----------

Stockholders' equity:
  Common stock, $0.001 par value, 25,000,000
    shares authorized, 3,421,145 shares issued
    and outstanding                                  3,421            3,421
  Additional paid-in capital                        95,885           95,885
  Earnings/(Deficit)                                (6,310)           1,253
                                               -----------      -----------
                                                    92,996          100,559
                                               -----------      -----------

                                               $   100,500      $   106,378
                                               ===========      ===========






 The Accompanying Notes are an Integral Part of These Financial Statements.


/5/


                           Certified Services, Inc.
                           Statement Of Operations
                                  (unaudited)
                For the Three Months Ending March 31, 2001 and 2000


                                                       Three Months Ending
                                                             March 31,
                                                     ----------------------
                                                        2001        2000
                                                     ----------  ----------

Revenue                                              $   16,260  $      390
                                                     ----------  ----------

Expenses:
  Depreciation expense                                      370          --
  Amortization expense                                       --         275
  General and administrative expenses                    25,665       1,182
                                                     ----------  ----------
    Total expenses                                       26,035       1,457
                                                     ----------  ----------

Other income:
  Interest income                                         2,212           6
                                                     ----------  ----------
    Total other income                                    2,212           6
                                                     ----------  ----------

Net (loss)                                           $   (7,563) $   (1,061)
                                                     ==========  ==========

Weighted average number of
  common shares outstanding                           3,421,145   1,500,000
                                                     ==========  ==========

Net (loss) per share                                 $    (0.00) $    (0.00)
                                                     ==========  ==========






 The Accompanying Notes are an Integral Part of These Financial Statements.


/6/


                           Certified Services, Inc.
                           Statement Of Cash Flows
                                  (unaudited)
                For the Three Months Ending March 31, 2001 and 2000


                                                       Three Months Ending
                                                             March 31,
                                                     ----------------------
                                                        2001        2000
                                                     ----------  ----------

Cash flows from operating activities
  Net (loss)                                         $   (7,563) $   (1,061)
  Depreciation expense                                      370          --
  Amortization expense                                       --         (20)
  (Increase) decrease in organizational costs                --         295
  Increase in accounts payable                            1,231          --
  Increase in other current liabilities                     454          --
                                                     ----------  ----------
Net cash (used) by operating activities                  (5,508)       (786)
                                                     ----------  ----------

Cash flows from investing activities
  Note receivable                                        14,349          --
                                                     ----------  ----------
Net cash used by investing activities                    14,349          --
                                                     ----------  ----------

Cash flows from financing activities
  Contributed capital                                        --       1,500
                                                     ----------  ----------
Net cash provided by financing activities                    --       1,500
                                                     ----------  ----------

Net increase in cash                                      8,842         714
Cash - beginning                                         45,111       1,706
                                                     ----------  ----------
Cash - ending                                        $   53,953  $    2,419
                                                     ==========  ==========

Supplemental disclosures:
  Interest paid                                      $       --  $       --
                                                     ==========  ==========
  Income taxes paid                                  $       --  $       --
                                                     ==========  ==========






 The Accompanying Notes are an Integral Part of These Financial Statements.


/7/


                           Certified Services, Inc.
                                    Notes

Note 1 - Significant accounting policies and procedures

Organization
------------
The Company was organized September 15, 1999 (Date of
Inception) under the laws of the State of Nevada, as Certified Services, Inc. The Company is authorized to issue
25,000,000 shares of $0.001 par value common stock.

Through December 31, 1999, the Company had been in the
development stage.   Effective January 1, 2000, the Company
commenced significant operations and was no longer considered to be in the development stage.

The Company performs third-party loan processing for mortgage companies.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company had $31,400 in a money market account as of March 31, 2001.

Equipment
---------
The cost of equipment is depreciated over the following
estimated useful life of the equipment utilizing the
straight-line method of depreciation:
Computer equipment  3 years
Office equipment    5 years

Revenue recognition
-------------------
The Company recognizes revenue on an accrual basis as it invoices for services. Invoices are paid from the originating mortgage company generally out of the loan proceeds at the close of escrow. Most invoices are paid within 30 days of invoicing, resulting in little or no accounts receivable.

Reporting on the costs of start-up activities
---------------------------------------------
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
--------------
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128)
"Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of March 31, 2001, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Advertising Costs
-----------------
The Company expenses all costs of advertising as incurred.
There were no advertising costs included in selling, general and administrative expenses in 2001 or 2000.


/8/


                           Certified Services, Inc.
                                    Notes

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at March 31, 2001.

Segment reporting
-----------------
The Company follows Statement of Financial Accounting
Standards No. 130, "Disclosures About Segments of an
Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Recent pronouncements
---------------------
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue
Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Note 2 - Fixed Assets

The Company has computer equipment in the amount of $1,485 and office equipment in the amount of $4,928. The Company recorded depreciation expense in the amount of $370 during the period ended March 31, 2001.

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended March 31, 2001 due to net losses and insignificant net income, and no state income tax in Nevada, the state of the Company's domicile and operations.


/9/


                           Certified Services, Inc.
                                    Notes

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

Note 6 - Related party transactions

The Company rents office space from Anchor Mortgage, a company owned by a director and shareholder. Total rent through March 31, 2001 was $1,320.

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


/10/


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

There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans,"
"anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.


General

Certified Services, Inc. (the "Company"), a Nevada corporation, was incorporated on September 15, 1999. We are a developmental stage professional services company whose principal business objective is to provide document preparation and signatory services. Our customer base consists of those individuals and executives unable to schedule appointments during regular business hours to complete various documentations. These documentations include attorney documents, mortgage loan applications and other real estate disclosures.

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


Results of Operations

Revenues: We generated revenues of $16,260 for the three months ending March 31, 2001. This represents an increase of $15,870 in revenue from the comparable three month period ended March 31, 2000, when we reported revenue of $390. We continue to deal with the majority of Title companies in Las Vegas, such as United Title, First American Title and Old Republic Title, and have been receiving additional referral business from our efforts. We have continued to attempt to increase our visibility and demand for our services. Our relationship with GemCap, an Ohio based Mortgage Company with whom we signed an agreement with in 2000, continues to be a good opportunity to increase profits and expand our business.


/11/


Expenses: For the three months ending March 31, 2001 total expenses were $26,035. This represents an increase of $24,578 in expenses from the comparable three month period ended March 31, 2000, when we reported expenses of $1,457.
Almost all of our expenses are attributable to general and administrative costs (i.e. salaries, office equipment, etc.). As we were a newly formed corporation in the comparable quarter of 2000, our expenses at that time were not reflective of continuing operations.

Net Loss: For the three months ended March 31, 2001 we experienced a net loss of $7,563. This compares to a net loss of $1,061 from the comparable three month period ended March 31, 2000. Although expenses exceeded revenues in the past quarter, management believes the implementation of our business plan has allowed us to increase our visibility. We expect demand for our services to increase as we become more recognized within the industry in which we operate. Management is focused on trying to increase revenues while maintaining expenses at existing levels.

Our lease agreement with Anchor Mortgage Corporation was renewed for one additional year with a one-year option. The new lease began on April 1, 2001. The president of the Company is also the president of Anchor Mortgage. The total payment in the amount of $1,320 to Anchor Mortgage is due on a quarterly basis and includes rent for 3 months in the amount of $1,170 and includes the use of general office equipment and supplies in the amount of $150.


Future Business

We are continuing to strive to be the largest private signature service corporation in Southern Nevada by the end of 2003. To achieve this goal our management will focus on obtaining additional business in the following three ways. First, we hope to contract our services with Mortgage companies that prepare loan documentation in house without the use of an escrow agent. Second, we would like to procure the overflow business generated by Title companies on Fridays and at month end. Last, we need to make Certified Services, Inc. the preferred signatory company for out of state Title companies and lenders. Although competition in our industry is strong, it is our intention to work with our competitors. We are in a position to offer 24-hour assistance and availability, and can provide overflow support during peak periods. This will save them the expense of hiring and training additional personnel for short-term assistance.


Liquidity and Capital Resources

For the three months ending March 31, 2001 cash and equivalents totaled $53,953. This represents an increase of $8,842 from the year ended December 31, 2000, when we reported $45,111. Management believes that with the cash available we will be able to maintain existing operations and with projected revenues will be able to continue existing operations for the next 12 to 24 months. However, it should be stated that our auditor has expressed that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.


/12/


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

    13   Annual or Quarterly Reports

               Form 10-KSB for the year ended December 31, 2000.
               Incorporated by reference to the Company's Quarterly Report for Small Business Issuers, previously filed with the Commission.

               Form 10-QSB for the three-month period ended March 31, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers, previously filed with the Commission.


/13/


                        SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  Certified Services, Inc.
------------------------------------------------------------
                       (Registrant)




Date: 5-9-01
      ------



By: /s/ Michael L. Zuliani
    ----------------------
    Michael L. Zuliani, President and Director


/14/