Form 10QSB
period 2001-06-30
CERTIFIED SERVICES INC
filed 2001-08-14
CIK 1118326

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)
[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

Or
[  ]                         TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-31527

                    Certified Services, Inc.
                    -----------------------
      (Exact name of registrant as specified in its charter)


            Nevada                              88-0444079
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

 4850 West Flamingo Road, #23, Las Vegas, NV                89103
 -------------------------------------------              ---------
  (Address of principal executive offices)                (Zip Code)

                              (702) 768-7985
                              --------------
           (Registrant's telephone number, including area code)
                                   N/A
                                   ---
 (Former name, former address and former fiscal year, if changed since last report)

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

                         Yes [ ] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common stock as of 08/10/01: 3,421,145


                    Certified Services, Inc.
                     (a Nevada Corporation)


                        Table of Contents

                                                                        Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
          Independent Accountant's Review Report                           4

          Balance Sheet June 30, 2001 (unaudited) and December 31, 2000    5

          Statement of Operations For The Three and Six Months Ending      6
          June 30, 2001 (unaudited) and 2000 (unaudited)

          Statement of Cash Flows For The Six Months Ending June 30,       7
          2001 (unaudited) and 2000 (unaudited)

          Notes to Financial Statements                                    8

Item 2. Management's Discussion and Plan of Operation                     10

PART II - OTHER INFORMATION
          Item 6. Exhibits                                                12

SIGNATURES                                                                13


                    Certified Services, Inc.

                          Balance Sheet
                              as of
                          June 30, 2001
                               and
                        December 31, 2000

                               and

                    Statements of Operations
           for the Three Months and Six Months Ending
                     June 30, 2001 and 2000

                               and

                    Statements of Cash Flows
                    for the Six Months Ending
                     June 30, 2001 and 2000

G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.528.1984
                                              425.928.2877 (efax)

             INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Certified Services, Inc.
Las Vegas, NV

I have reviewed the accompanying balance sheet of Certified Services, Inc. (a Nevada corporation) as of June 30, 2001 and the related statements of operations for the three-months and six-months ended June 30, 2001 and 2000, and statements of cash flows for the six-month period ending June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Certified Services, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated March 16, 2001, I expressed an unqualified opinion on those financial statements.



By: /s/ G. Brad Beckstead, CPA
------------------------------
G. Brad Beckstead
August 9, 2001

                    Certified Services, Inc.

                          Balance Sheet

                                             (unaudited)
                                             June 30,    December 31,
                                                 2001           2000
                                             --------       --------
Current assets:
Cash & equivalents                           $ 42,288       $ 45,111
                                             --------       --------
     Total current assets                      42,288         45,111
                                             --------       --------

Fixed assets, net                               5,189          5,932

Notes Receivable                               40,985         55,335
                                             --------       --------

                                             $ 88,462       $106,378
                                             ========       ========
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                             $      89      $      89
Other current liabilities                        4,216          5,730
                                             ---------      ---------
     Total current liabilities                   4,305          5,819
                                             ---------      ---------

Stockholders' equity:
Common stock, $0.001 par value; 25,000,000
   shares authorized, 3,421,145 shares
   issued and outstanding                        3,421          3,421
Additional paid-in capital                      95,885         95,885
Earnings/(Deficit)                             (15,149)         1,253
                                             ---------      ---------
                                                84,157        100,559
                                             ---------      ---------
                                             $ 88,462       $ 106,378
                                             ========       =========

 The accompanying Notes are an integral part of these financial statements.
                              5

                    Certified Services, Inc.

                     Statement of Operations

                           (unaudited)
   For The Three and Six Months Ending June 30, 2001 and 2000

                                Three Months Ending             Six Months Ending
                                       June 30,                    June 30,
                              -------------------------     -------------------------
                                  2001             2000           2001           2000
                              ---------      ----------     ----------     ----------
Revenue                       $  19,980      $    4,757     $   34,780     $    5,135
                              ---------      ----------     ----------     ----------
Expenses:
     Depreciation expense           370               -            743              -
     Amortization expense             -               -              -            275
     General and
       administrative            32,836           1,760         53,642          3,742
                              ---------      ----------     ----------     ----------

Total expenses                   33,206           1,760         54,385          4,017
                              ---------      ----------     ----------     ----------

Net (loss)                    $ (13,003)     $    2,985     $  (16,400)    $     1,124
                              =========      ==========     ==========     ===========
Weighted average number of
  common shares outstanding   3,421,145       1,500,000      3,421,145       1,500,000
                              =========      ==========     ==========     ===========
Net (loss) per share          $   (0.00)     $     0.00     $    (0.00)    $      0.00
                              =========      ==========     ==========     ===========


 The accompanying Notes are an integral part of these financial statements.

                    Certified Services, Inc.

                     Statement of Cash Flows

                           (unaudited)
        For The Six Months Ending June 30, 2001 and 2000

                                                  Six Months Ending
                                                       June 30,
                                             -----------------------------
                                                  2001                2000
                                             ---------           ---------
Cash flows from operating activities
Net (loss)                                   $ (16,400)          $   1,124
     Depreciation expense                          743                   -
     Amortization expense                            -                 (20)
     (Increase) decrease in organizational
          costs                                      -                 295
     Increase in accounts payable                    -                   -
     Increase in other current liabilities      (1,514)                  -
                                             ---------           ---------
Net cash (used) by operating activities        (17,171)              1,399
                                             ---------           ---------

Cash flows from investing activities
     Note receivable                            14,349                   -
                                             ---------           ---------
Net cash used by investing activities           14,349                   -
                                             ---------           ---------
Cash flows from financing activities
     Contributed capital                             -               1,500
                                             ---------           ---------
Net cash provided by financing
  activities                                         -               1,500
                                             ---------           ---------

Net increase in cash                            (2,822)              2,899
Cash - beginning                                45,110               2,506
                                             ---------           ---------
Cash - ending                                $  42,288           $   5,405
                                             =========           =========

Supplemental disclosures:
     Interest paid                           $       -           $        -
                                             =========           ==========
     Income tax paid                         $     555           $        -
                                             =========           ==========



 The accompanying Notes are an integral part of these financial statements.
                              7

                    Certified Services, Inc.
                              Notes
Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the
Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report and the 8-K current report filed in connection with the business combination with Uniloc, Inc. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 - Fixed assets

The Company has computer equipment in the amount of $1,485 and office equipment in the amount of $4,928. The Company recorded depreciation expense in the amount of $370 during the three-month period and $743 for the six-month period ended June 30, 2001.

Note 3 - Notes receivable

One September 12, 2000 the Company executed a promissory note with a company, Granello Bakery, Inc., in the amount of $60,000 at an interest rate of 15% per annum for one year. The Company is to receive monthly payments $5,416 on the eleventh day of each month, beginning in October 2000. As of June 30, 2001, the current balance due is $40,985. Granello Bakery is 3 payments in arrears.

Note 4 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has recognized revenue in the amount of $110,306 to date and has accumulated operating losses of approximately $15,149 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 5 - Related party transactions

The Company rents office space from Anchor Mortgage, a company owned by a director and shareholder. Total rent through June 30, 2001 was $2,640, of which $1,320 has been paid.

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

                    Certified Services, Inc.
                              Notes

Note 6 - Subsequent events

On May 30, 2001, the Company executed a Letter of Intent with Uniloc, Inc., a privately owned California corporation, to consummate a multi-faceted business combination with the Company. On the closing date, Uniloc will purchase an aggregate of 1,800,000 issued and outstanding common stock, which represents 52.6% of the Company in exchange for the sum of $310,000. Then, a reverse split of 1 for 5 basis of the common stock of the Company shall take place. Subsequently, the Company shall acquire all the issued and outstanding $0.01 par value common shares of the Uniloc in exchange for 13,818,816 newly issued common stock of the Company, which will be distributed to Uniloc shareholder's on a pro-rata basis and Uniloc will then become a wholly-owned subsidiary of the Company. Of the post-transaction combined entity, the group of individuals that sold 1,800,000 shares of the Company to Uniloc will receive 75,000 shares of common stock of the post-transaction combined entity and the Company's shareholders will receive a total of 100,000 shares of common stock to be distributed on a pro-rata basis of the post-transaction combined entity. The total number of issued and outstanding shares of common stock of the Company will be 14,318,045.

Autorhized shares                  25,000,000     shares

Owned by Uniloc shareholders:      14,178,816     shares          96.60%
Owned by CSRV shareholders:           424,229     shares           2.89%
Owned by the Sellers:                  75,000     shares           0.51%
Total Issued and Outstanding:      14,678,045     shares         100.00%

On July 23, 2001, the Company executed the Definite Agreement with Uniloc, Inc. In addition to the terms described above, all of the assets and liabilities that appear on the Company's unaudited financial statement for the quarter ending forty-five days from the closing date of the agreement will be transferred to a new entity, NewCo. This business combination is subject to shareholder approval.

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

  The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry. There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

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

Results of Operations

Revenues: We generated revenues of $19,980 for the three months ending June 30, 2001. This represents an increase of $15,235 in revenue from the comparable three month period ended June 30, 2000, when we reported revenue of $4,745. In addition, we generated revenues of $34,780 for the six months ending June 30, 2001. This represents an increase of $29,645 in revenue from the comparable six month period ended June 30, 2000, when we reported revenue of $5,135. We continue to deal with the majority of Title companies in Las Vegas, such as United Title, First American Title and Old Republic Title, and have been receiving additional referral business from our efforts. We have continued to attempt to increase our visibility and demand for our services. Our relationship with GemCap, an Ohio based Mortgage Company with whom we signed an agreement with in 2000, continues to be a good opportunity to increase profits and expand our business.

Expenses: For the three months ending June 30, 2001 total expenses were $33,206. This represents an increase of $31,446 in expenses from the comparable three month period ended June 30, 2000, when we reported total expenses of $1,760. In addition, we incurred total expenses of $54,385 for the six months ending June 30, 2001. This represents an increase of $50,368 in expenses from the comparable six month period ended June 30, 2000, when we reported total expenses of $4,017. Almost all of our expenses are attributable to general and administrative costs (i.e. salaries, office equipment, etc.). As we were a newly formed corporation in the comparable quarters of 2000, our expenses at that time were not reflective of continuing operations.

Net Loss: For the three months ending June 30, 2001 we experienced a net loss of $13,003. This compares to net income of $2,985 from the comparable three-month period ended June 30, 2000. In addition, for the six months ending June 30, 2001 we experienced a net loss of $16,400. This compares to net income of $1,124 from the comparable six-month period ended June 30, 2000. Although, year to date, expenses have exceeded revenues, management believes the implementation of our business plan has allowed us to increase our visibility. We have seen demand for our services increase as reflected by our revenue growth as we become more recognized within the industry in which we operate.

  We continue to operate under the lease agreement, which began on April 1, 2001 with Anchor Mortgage Corporation. The agreement is for one year with a one-year option. The president of the Company is also the president of Anchor Mortgage. The total payment in the amount of $1,320 to Anchor Mortgage is due on a quarterly basis and includes rent for 3 months in the amount of $1,170 and includes the use of general office equipment and supplies in the amount of $150.

Future Business

  On May 30, 2001, management executed a Letter of Intent with Uniloc, Inc., a privately owned California corporation, to consummate a multi-faceted business combination. On the closing date, Uniloc will purchase an aggregate of 1,800,000 issued and outstanding common stock, which represents 52.6% of the Company in exchange for the sum of $310,000. Afterwards, a 1 for 5 reverse split of the common stock of Certified Services, Inc. shall take place. Subsequently, the Company shall acquire all the issued and outstanding $0.01 par value common shares of the Uniloc in exchange for 13,818,816 newly issued common stock of Certified Services, Inc., which will be distributed to Uniloc shareholder's on a pro-rata basis and Uniloc will then become a wholly-owned subsidiary of Certified Services, Inc. Of the post-transaction combined entity, the group of individuals that sold 1,800,000 shares of Certified Services, Inc. to Uniloc will receive 75,000 shares of common stock of the post-transaction combined entity and our shareholders will receive a total of 100,000 shares of common stock to be distributed on a pro-rata basis of the post-transaction combined entity. The total number of issued and outstanding shares of common stock after the above occurs will be 14,318,045.

  On July 23, 2001, management executed the Definite Agreement with Uniloc, Inc and filed a Form 8-K with the Securities and Exchange Commission on August 6, 2001 hereby incorporated by reference. In addition to the terms described above, all of the assets and liabilities that appear on our unaudited financial statement for the quarter ending forty-five days from the closing date of the agreement will be transferred to a new entity, NewCo. This business combination is subject to shareholder approval.

Liquidity and Capital Resources

  For the six months ending June 30, 2001 cash and equivalents totaled $42,288. This represents a decrease of $2,823 from the year ended December 31, 2000, when we reported $45,111. Management believes that with the cash available we will be able to maintain existing operations and with projected revenues will be able to continue existing operations for the next 12 to 24 months. However, it should be stated that our auditor has expressed that without realization of additional capital; it would be unlikely for the Company to continue as a going concern.

                   PART II - OTHER INFORMATION


Item 6. Exhibits



  Exhibit  Name and/or Identification of Exhibit
  Number

    3     Articles of Incorporation & By-Laws
                 (a) Articles of Incorporation of the Company filed September 15, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
                 (b) By-Laws of the Company adopted September
                 17, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.


Reports on Form 8-K

Incorporated by reference Form 8-K filed on August 6, 2001 for business combination.

                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Certified Services, Inc.
                    -----------------------
                          (Registrant)




Date:  8-13-01




By: /s/ Michael L. Zuliani
-----------------------------------------------
Michael L. Zuliani, President, CEO and Director


