Form 10QSB
period 2001-09-30
CERTIFIED SERVICES INC
filed 2001-11-14
CIK 1118326

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)

[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

Or

[  ]                         TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:

                    Certified Services, Inc.
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0444079
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

 10602 Timberwood Circle Suite 9           40223
         Louisville, KY                  (Zip Code)
(Address of principal executive
           offices)

                            502-339-4000
      (Registrant's telephone number, including area code)

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

                              3,421,145

**************************************************************************

                    Certified Services, Inc.

                          Balance Sheet
                              as of
                       September 30, 2001
                               and
                        December 31, 2000

                               and

                    Statements of Operations
           for the Three Months and Nine Months Ending
                   September 30, 2001 and 2000

                               and

                    Statements of Cash Flows
                   for the Nine Months Ending
                   September 30, 2001 and 2000

                        TABLE OF CONTENTS





                                                         Page

Independent Accountant's Review Report                   1

Balance Sheet                                            2

Statement of Operations                                  3

Statement of Cash Flows                                  4

Footnotes                                                5

G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.257.1984
                                               702.362.0540 (fax)


             INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Certified Services, Inc.
Las Vegas, NV

I have reviewed the accompanying balance sheet of Certified Services, Inc. (a Nevada corporation) as of September 30, 2001 and the related statements of operations for the three-months and nine-months ended September 30, 2001 and 2000, and statements of cash flows for the nine-month periods ending September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


/s/G. Brad Beckstead

November 14, 2001

                    Certified Services, Inc.
                          Balance Sheet


                        (unaudited)
                      September 30,   December 31,
                              2001           2000
                           -------        -------
Assets

Current assets:

Cash & equivalents          60,072         45,111
                           -------        -------
Total current assets        60,072         45,111

Fixed assets, net            4,819          5,932
Notes Receivable            35,205         55,335
                           -------        -------
                           100,096        106,378
                           =======        =======

Liabilities and
Stockholders' Equity

Current liabilities:

Accounts payable             1,359             89
Other current                3,584          5,730
liabilities
                           -------        -------
Total current                4,943          5,819
liabilities

Stockholders' equity:
Common stock, $0.001        3,421          3,421
par value, 25,000,000
shares authorized,
3,421,145 shares issued
and
outstanding
Additional paid-in          95,885         95,885
capital
Earnings/(Deficit)         (4,153)         1,253
                           -------        -------
                            95,153        100,559
                           -------        -------
                           100,096        106,378
                           =======        =======

                    Certified Services, Inc.
                     Statement of Operations
                           (unaudited)
 For the Three Months and Nine Months Ending September 30, 2001
                            and 2000

                                 Three Months           Nine Months
                                       Ending                Ending
                                 September 30          September 30
                              2001       2000       2001       2000
                            -----------------  --------------------

Revenue                     38,270     27,125     73,050     32,260

Expenses:

Depreciation expense           370        133      1,113        133


Amortization expense             -          -          -        275

General and                 31,331     31,150     84,973     34,892
administrative expenses
                            -----------------  --------------------
Total expenses              31,701     31,283     86,086     35,300

Other income:

Interest income              4,428        693      7,632        699
                            -----------------  --------------------
Total other income           4,428        693      7,632        699
                            -----------------  --------------------
Net (loss)                  10,997    (3,465)    (5,404)    (2,341)
                            =================  ====================
Weighted average number
of common shares
outstanding              3,421,145  2,773,803  3,421,145  1,927,700
                         ====================  ====================
Net (loss) per share          0.00     (0.00)     (0.00)     (0.00)
                         ====================  ====================

                    Certified Services, Inc.
                     Statement of Cash Flows
                           (unaudited)
     For the Nine Months Ending September 30, 2001 and 2000

                                          Nine Months Ending
                                               September 30,
                                              2001      2000
                                          --------  --------
Cash flows from operating activities

Net (loss)                                 (5,404)   (2,341)

Depreciation expense                        1,113       133

Amortization expense                            -       (20)

(Increase)  decrease  in  organizational        -       295
costs

Increase in accounts payable                1,270        50

Increase in other current liabilities      (2,146)    5,430

Net cash (used) by operating activities    (5,167)    3,547

Cash flows from investing activities

Purchase of fixed assets                        -    (5,834)

Note receivable                            20,129   (60,000)

Net cash used by investing activities      20,129   (65,834)

Cash flows from financing activities

Issuance of common stock                       -     96,512

Subscriptions receivable                       -       (100)

Contributed capital                            -          -

Net    cash    provided   by   financing       -     96,412
activities

Net increase in cash                      14,962     34,125

Cash - beginning                          45,110      2,506

Cash - ending                             60,072     36,631

Supplemental disclosures:

Interest paid                                  -          -

Income taxes paid                            555          -

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report and the 8-K current report filed in connection with the business combination with Midwest Merger Management, LLC. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has recognized revenue in the amount of $148,576 to date and has accumulated operating losses of approximately $4,154 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 - Fixed assets

The Company has computer equipment in the amount of $1,485 and office equipment in the amount of $4,928. The Company recorded depreciation expense in the amount of $370 during the three-month period and $1,113 for the nine-month period ended September 30, 2001.

Note 4 - Notes receivable

One September 12, 2000 the Company executed a promissory note with a company, Granello Bakery, Inc., in the amount of $60,000 at an interest rate of 15% per annum for one year. The Company is to receive monthly payments $5,416 on the eleventh day of each month, beginning in October 2000. As of September 30, 2001, Granello Bakery is 8 payments in arrears resulting in a total of $35,205 in principal plus accrued interest and has made payments totaling $10,000.

Note 5 - Related party transactions

The  Company rents office space from Anchor Mortgage,  a  company
owned   by  a  director  and  shareholder.   Total  rent  through
September 30, 2001 was $3,960, of which $1,320 has been paid.

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

Note 6 - Material contracts and agreements

On  May  30,  2001, the Company executed a Letter of Intent  with
Uniloc, Inc., a privately owned California corporation, to consummate a multi-faceted business combination with the Company.

On September 8, 2001, the Company executed a Settlement Agreement with Uniloc, Inc. The agreement terminated the reverse merger business combination between Uniloc, Inc. and the Company.
As part of this agreement, the Company shall be authorized to retain the total of $35,000 of which the Company has received a net of $13,500 after legal and investment banking fees.

Note 7 - Subsequent events

On October 22, 2001, the Company executed a stock purchase agreement with Midwest Merger Management, LLC (Midwest), a privately owned Kentucky limited liability company. Midwest shall purchase from 6 shareholders an aggregate of 1,800,000 shares of the 3,421,145 issued and outstanding shares of the Company's common stock for $200,000. At the closing, all the assets, except for cash and cash equivalents, and the liabilities of the Company will be transferred into a new entity that is owned by 2 of the officers, directors and shareholders, Marty Bothmann and Michael Zuliani.

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

Results of Operations

Revenues: We generated revenues of $38,270 for the three months ending September 30, 2001. This represents an increase of $11,145 in revenue from the comparable three month period ended September 30, 2000, when we reported revenue of $27,125. We continue to deal with the majority of Title companies in Las
Vegas,  such  as  United  Title, First  American  Title  and  Old
Republic Title, and have been receiving additional referral business from our efforts. We have continued to attempt to increase our visibility and demand for our services. Our relationship with GemCap, an Ohio based Mortgage Company with whom we signed an agreement with in 2000, continues to be a good opportunity to increase profits and expand our business.

Expenses: For the three months ending September 30, 2001 total expenses were $31,701. This represents an increase of $418 in expenses from the comparable three month period ended September 30, 2000, when we reported total expenses of $31,298. Almost all of our expenses are attributable to general and administrative costs (i.e. salaries, office equipment, etc.). As we were a newly formed corporation in the comparable quarters of 2000, our expenses at that time were not reflective of continuing operations.

Net Income: For the three months ending September 30, 2001 we experienced a net income of $10,997. This represents an increase of $14,477 in income from the comaparable three month period ended September 30, 2001, when we reported a net loss of $3,480. Although, year to date, expenses have exceeded revenues, management believes the implementation of our business plan has allowed us to increase our visibility. We have seen demand for our services increase as reflected by our revenue growth as we become more recognized within the industry in which we operate.

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

Future Business

On May 30, 2001, management executed a Letter of Intent with Uniloc, Inc., a privately owned California corporation, to consummate a multi-faceted business combination. On July 23, 2001, management executed a Definitive Agreement with Uniloc, Inc and filed a Form 8-K with the Securities and Exchange Commission on August 6, 2001 hereby incorporated by reference. On or about September 24, 2001, the parties elected not to proceed with the transactions proposed by the definitive agreement. A Settlement Agreement was executed between the Company, a majority of the
Company's shareholders and Uniloc, Inc. ("Uniloc"). Under the terms of this Settlement Agreement, the Definitive Agreement executed July 23, 2001 to consummate a multi-faceted business combination between the Company and Uniloc has been voided by all of the parties involved.

Liquidity and Capital Resources

For the three months ending September 30, 2001 cash and equivalents totaled $60,072. This represents a increase of $14,961 from the year ended December 31, 2000, when we reported $45,111. Management believes that with the cash available we will be able to maintain existing operations and with projected revenues will be able to continue existing operations for the next 12 to 24 months. However, it should be stated that our auditor has expressed that without realization of additional capital; it would be unlikely for the Company to continue as a going concern.

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


Reports on Form 8-K

Incorporated by reference: Form 8-K filed on August 6, 2001
                           Form 8-K filed on October 31, 2001

                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Certified Services, Inc.
                    -----------------------
                          (Registrant)

Date:  11/14/2001

By: /s/ William T. Keywan
-----------------------------------------------
William T. Keywan, President