Form 10-K
period 2001-12-31
CERTIFIED SERVICES INC
filed 2002-04-01
CIK 1118326

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10K-SB
                 Annual Report under Section 13 or 15 (d) of the
                         Securities Exchange Act 1934:

                       FISCAL YEAR ENDED DECEMBER 31, 2001

                         Commission File Number: 0-31527

                            CERTIFIED SERVICES, INC.
                    (Exact Name of Registrant in its Charter)

            NEVADA                                          88-0444079
(State or other Jurisdiction                   (IRS Employer Identification No.)
    of Incorporation)

             10602 TIMBERWOOD CIRCLE, SUITE 9, LOUISVILLE, KY 40223 (Address of Principal executive Offices including Zip Code)

                                 (502) 339-4000
                         (Registrant's Telephone Number)

      Securities registered under Section 12(b) of the Exchange Act: NONE.

            Securities registered under Section 12(g) of the Exchange
                         Act: COMMON STOCK, $.001 PAR.

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: Yes X No
..

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. [ ].

Registrant's revenues for its most recent fiscal year:  $180,149,878.

Market value of Common stock, $.001 par, held by non-affiliates at March 25. 2002: $2,107,490.

Shares of Common Stock, $.001 par, outstanding at December 31, 2001: 3,421,145 SHARES.

Documents incorporated by reference: FORM 8-K DATED NOVEMBER 29, 2001 AND FORM 8-K DATED MARCH 21, 2002.

Transitional Small Business Disclosure Format (check one):  Yes [ X ]  No [    ]

                                                          TABLE OF CONTENTS

                                                               PART I

                                                                                                                PAGE

Item 1. Description of Business                                                                                  3

Item 2. Description of Property                                                                                 11

Item 3. Legal Proceedings                                                                                       11

Item 4. Submissions of Matters to a Vote of Security Holders                                                    11


                                                              PART II

Item 5. Market For Common Equity and Related Stockholder Matters                                                11

Item 6. Management's Discussion and Analysis or Plan of Operation                                               12

Item 7. Financial Statements                                                                                    F1

Item 8. Changes in and Disagreements with Accountants on Accounting
and Financial Disclosures                                                                                       15


                                                              PART III

Item 9. Directors, Executive Officers, Promoter and Control Persons;
Compliance with Section 16(a) of the Exchange Act                                                               15

Item 10. Executive Compensation                                                                                 16

Item 11. Security Ownership of Certain Beneficial Owners and Management                                         17

Item 12. Certain Relationships and Related Transactions                                                         18

Item 13. Exhibits and Reports on Form 8K                                                                        18


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                                     GENERAL

         Certified Services, Inc. is a holding company of professional service and professional employer organizations ("PEO") throughout the United States. The Company's headquarters are located in New York, New York.

         Through its wholly-owned operating subsidiary, America's PEO Holdings, Inc. and its subsidiaries, ("APEO"), located in Cherry Hill, New Jersey, the Company provides clients with a broad range of services including payroll processing and reporting, payroll tax payments and reporting, human resources administration, employment regulatory compliance management, risk management/workers' compensation services, health care programs and other products and services provided directly to worksite employees. As of December 31, 2001, the Company served an estimated 162 clients with approximately 9,000 work-site employees generating approximately $180 million in gross revenues. APEO operated primarily in New Jersey, Pennsylvania, New York, Alabama, Delaware, Georgia, Idaho, Illinois, Kentucky, Indiana, Maryland, Massachusetts, Mississippi, North Carolina, and Virginia.

                                 COMPANY HISTORY

         The Company was incorporated in Nevada on September 15, 1999 to provide signatory, document preparation and loan processing services to mortgage, real estate and other financial service firms and their customers. On November 21, 2001, Midwest Merger Management, LLC acquired control of the Company with the purchase of 52.6% of the issued and outstanding common stock of the Company from Martin Bothmann, Michael Zuliani, Colin Fidler, Christine Recarey, Brian Paradis and St. Andrews Venture Capital. Pursuant to the change of ownership and business direction, the Company focused on acquiring professional service companies.

         On November 21, 2001, the Company consummated a Share Purchase Agreement with America's PEO Holdings, Inc., a Delaware corporation, to purchase all of America's PEO Holdings, Inc.'s issued and outstanding common stock. America's PEO Holdings, Inc. is a holding company whose subsidiaries provide professional employee staffing and personnel services. APEO's subsidiaries, which are now wholly owned by the Company, are America's PEO, Inc., Omni Financial Services, Inc., National Labor Force, Inc., National Labor Force 1, Inc., American Labor Services, Inc., Western American Labor Force, Inc., Mid Atlantic Equities, Inc., Delaware Valley Properties, Inc. and Granhill Asset Management, Inc.

                                  THE INDUSTRY

         The professional employer organization industry earmarked its growth during the late 1980's. The National Association of Professional Employer Organizations (NAPEO) was formed in 1985 and is the oldest association representing the interests of professional employer organizations, serving more than two million employees and growing.

         The last decade has been a period of significant growth in the PEO industry. APEO believes the trend will continue and points to several factors it believes are driving the demand for PEO growth including:

          o The increasing technical expertise required to manage today's businesses.

          o    The increasing complexity of state and federal taxation issues.

          o The increasing pressure on companies to manage their resources better.

          o The increasing need for companies to provide employee benefits at an affordable price.

          o    The diversity of services offered by PEOs.

          o The increased recognition and acceptance of PEOs by regulatory authorities.

         The PEO assumes the responsibility and liability for the "business of employment," by establishing an employment relationship with the work-site employees, thereby providing the client the manpower, time and other resources necessary to better manage the "business of business."

         The PEO assumes the responsibility of payment of wages, compliance with rules and regulations governing the reporting as well as the payment of state and federal taxes. In addition, the PEO assumes risks in undertaking functions as it relates to the clients personnel areas.

                                 CLIENT SERVICES

         APEO offers a broad range of services including payroll processing and reporting, payroll tax remittance and reporting, human resources administration, employee benefit services administration, risk management, workers compensation services, as well as optional retirement and health care programs.

         PAYROLL AND TAX ADMINISTRATION SERVICES: APEO handles the entire payroll process from the time the employees complete their W-4's until the time they receive their W-2's. The payroll department located in Cherry Hill, New Jersey services its clients. APEO assigns clients to payroll service representatives to ensure quality and timely recognition and completion of a clients' assigned payroll. The payroll representatives receive payroll information from the client via the Internet, e-mail and or fax. APEO provides remote electronic data entry and on-site production of paychecks as well as required reports for the client. Additional services offered by the payroll department include: employment verifications, employee benefits reports, managing compliance with applicable federal, state, and local tax regulations, direct deposit, maintaining vacation or sick pay accruals, providing payroll reports such as labor distribution and overtime reports, and overall maintenance of payroll records. The payroll service center is currently responsible for more than 10,000 checks per week.

         HUMAN RESOURCES SERVICES: APEO handles many human resource functions for the client as it relates to unemployment matters, personnel matters and compliance with the ever-changing federal and state laws. APEO provides guidance on employment-related matters, provides human resources related forms, designs employee hand-books, and provides guidance as it relates to the Family and

Medical Leave Act of 1993 ("FMLA") administration. APEO also provides custom consulting services on such issues as ADA, FMLA, FLSA, EEO, INC and IRS compliance matters. This is usually done on a client-by-client request basis and for a fee. Additional services offered by the human resources department include: administration of human resource records, management of unemployment claims and the administration of COBRA rights as federally required.

         EMPLOYEE BENEFIT SERVICES: APEO is able to offer affordable health care programs that would be otherwise unavailable to the client and work-site employee. APEO is able to provide this due to its collective size. APEO's size provides a certain level of buying power that the clients cannot achieve themselves. Additional products offered by APEO's benefits department include: dental insurance, accidental death insurance, short and long-term disability insurance, health insurance options such as prescription card, and group rates for legal services. Additional services offered by APEO include: unemployment claim/contribution management and complete insurance auditing/claims management.

         In addition APEO offers a multiple employer 401(k) deferred compensation plan. As a multiple employer plan, APEO's work-site employees can customize the plan characteristics such as rules of eligibility and employer matching contributions to suit their needs.

         RISK MANAGEMENT AND CLAIMS MANAGEMENT SERVICES: APEO offers programs that are designed to control incidence, frequency and severity of work related injuries. APEO provides complete risk analysis of the client's facilities and operations and works with the client to remedy problems. APEO's safety engineers evaluate losses and claims, work with the insurance carriers to create light duty jobs for individuals to return to work as soon as practical, and focus on identified problem areas in the client's facility.

         APEO provides additional services that include: underwriting for better control and to determine loss exposure; evaluate internal controls at the client level making recommendations for improvement; work-site safety programs; workers' compensation coverage; tracking systems that assure injured employees receive appropriate and timely treatment; claims investigation; follow-up with doctors and injured employees; follow-up on claims handling; and preparation of reports of claims or unemployment status.

         UNEMPLOYMENT ADMINISTRATION SERVICES: APEO's unemployment services department processes state unemployment claims as they relate to the work-site employees. APEO from time to time determines unemployment claims to be unwarranted. In those cases, APEO will file the necessary protest as allowed in the various states regulatory procedures.

                          CUSTOMERS AND MARKET SEGMENTS

         Approximately 90 percent of APEO's current business came as a result of referrals from clients, insurance program providers and business consultants.

         As of December 31, 2001, APEO's customer base consisted of approximately 162 clients with an average of approximately 55.5 employees for a total of approximately 9,000 work-site employees at year's end 2001. APEO is striving to become a sales/market driven PEO focused on specific markets that provide long-term growth with controlled risk. APEO will continue focusing on its "niche" market (transportation) as well as other "niche" type of markets.

           APEO's client base by industry grouping for the year-end 2001 is:

           CATEGORY                            % OF CLIENT REVENUE PER INDUSTRY
           --------                            --------------------------------
           Transportation                                    49.97%
           Longshoreman                                      10.99%
           Staffing                                           6.43%
           Construction                                      12.83%
           Warehousing                                        4.66%
           Service (1)                                        4.03%
           Manufacturing                                      8.95%
           Utility                                            0.87%
           Auto Repair                                        0.62%
           Landscaping                                        0.49%
           Restaurant                                         0.09%
           Clerical                                           0.07%

(1) Services consist primarily of business in the following: Non-Emergency Medical, Building Maintenance, Janitorial, Plumbing, Tow Truck Operation, Driver Training Instruction, and Home Nursing.

         CUSTOMER SELECTION: APEO evaluates each potential client before it begins to provide services for that client. The evaluation includes reviewing the prospect's financial history, past and current workers compensation risk history, growth history, industry type, reason the prospect wishes to employ APEO, APEO's ability to handle the prospect's business adequately and the assumed or predicted profit the new relationship would provide to APEO. Many times APEO will determine an on-site visit is required before a final determination is made to add the prospect to the PEO. Upon the review being completed, and upon all of the PEO's criteria being met, the PEO and the new client into a formal Services Agreement, which establishes the co-employer relationship. The method of payment is generally weekly.

         APEO typically markets its service to mid-sized businesses with work-site employee basis ranging from 10 to 1000. APEO generally avoids marketing to clients with 5 work-site employees or less. APEO avoids marketing to industries it feels are high risk including: occupations that require exterior work performed in excess of 2 stories, transportation companies that specialize in hazardous materials, amusement parks, circuses, occupations that pose a significant occupational disease hazard (such as asbestos removal), construction of dams or bridges, fireman, police officers or armed security guards, and any occupation that requires working with munitions, explosives, fireworks, fuses, dynamite, nitroglycerine or any other product used in the construction of these devices.

         APEO reviews all of its clients on a weekly basis. The review process includes noting workers' compensation risk or loss activity, the client's actual gross profit to plan comparison, and the client's payment status. In addition to these standard reviews, the payroll and human resources departments provide the review committee with detail of any peculiar problems that might pertain to a client.

         APEO reviews pricing on a regular basis and may increase or decrease prices to a client from time to time based on the overall review the client and based on the business model APEO has established. In addition to possible increases or decreases in price APEO may choose to terminate the co-employer relationship, if in the regular reviews of operations major changes or problems have become the norm or if the desired gross profit margin is in jeopardy.

         APEO  estimates  its  retention   since  inception  in  1997  has  been
approximately 95%. APEO has enjoyed this estimated high retention due to its high level of service and controlled growth since 1997. A detailed "account tracking recap" is being established to keep accurate records of new customers
(adds) and terminated or lost customers (deletes), and the reason i.e. cost of service, dissatisfaction with the service or other.

         CLIENT SERVICES AGREEMENT: APEO requires all clients to enter into an agreement (Services Agreement) with the PEO. The agreement is for an initial term of one-year subject to termination by the PEO or the client upon thirty-days written notice, and subject to immediate termination by the PEO for non-payment by the client for services, fees or taxes. In some but not all cases, the PEO may require the owners of a client to personally guarantee the client's obligation under the Services Agreement.

         The fee generally covers the cost of certain employment related taxes, workers' compensation insurance coverage and administrative services cost, which includes payroll processing, record keeping, safety and regulatory matters as set forth in the agreement. The client's portion of health and retirement benefit plan costs is charge separately and is not included in the weekly fee.
If the client has requested additional consulting on specific matters not covered by the Services Agreement, that charge would be added as a separate invoiced item. The fee is determined by and between APEO and the client on a one by one basis and the components of the pricing includes: number of work-site employees, the risk and historical losses of the client, credit checks, industry type and gross profit impact.

         CLIENT INDEMNIFICATION AGREEMENT: In addition to the Services Agreement APEO requires each of its clients to acknowledge that it is the financially responsible party in those aspects of the relationship where the customer has retained exclusive control. The client promises to indemnify and hold harmless the Company for claims, damages and costs associated with the following: damage to client client's own property by a leased employee under the direction and control of the client: claims against APEO relating to any person employed by the client outside the PEO relationship: regulatory violations associated with EEOC, OSHA, ADA, discrimination and other such laws, where the client has exclusive control of the workplace: employee benefit matters where the client has provided the benefit outside the PEO relationship: misappropriation of any employee funds by client: theft by a leased employee engaged in the client's business and under the direction and control of the client: and matters pertaining to collective bargaining agreement(s) to which the PEO is not a party.

                                     PRICING

         In general, APEO looks to generate approximately $525 per co-employee per year from each client. The majority of APEO's revenue is generated from the administration fee charged to the client, with additional revenues generated from the resale of the worker's compensation insurance coverage. APEO is investigating additional revenue streams from new and or additional products and services at this time, which it expects to report on and to capitalize on within the next several quarters.

                               SALES AND MARKETING

         APEO markets its services through a commission based sales force located through out the United States and consists of ten, individual commission-based sales associates, seven insurance agencies and several PEO consulting firms which provide leads to APEO on a commission basis. At this time, APEO does not require its various commissioned sales associates to be exclusive agents, although the some of the larger producers have signed exclusivity agreements with APEO. In addition, APEO initiates oversight and marketing meetings with all of its commission-based associates at its headquarters several times each year.

                           ADVERTISING AND E-COMMERCE

         ADVERTISING:   APEO  does  not   engage  in   significant   advertising
activities.

         E-COMMERCE: APEO does anticipate expanding the use of its technology in the very near future. As a marketing tool, APEO plans for its web site to be a showcase of the prowess of APEO's integrated software systems, as well as the ability to deliver payroll and human resource services directly to a customer's desktop. In addition, it is in APEO's near term plans to implement additional on-line services, product and services purchase capacity with a browser of integrated services and the use of unique CD Rom business cards to serve as "audio brochures" offering direct access to the web site. The presentation will offer a dramatic sampling of the bounty of technological advantages enjoyed by the customers and employees of APEO's PEO.

                               TRADE ASSOCIATIONS

         APEO is a member of The National Association of Professional Employers Organizations, the premier trade association for the PEO industry.

                         INSURANCE VENDOR RELATIONSHIPS

         Insurance coverage's and programs play a pivotal role in the PEO industry. APEO provides benefits and coverage to its clients and its work-site employees under various arrangements and among several key vendors. The most significant insurance relationships are as follows:

         WORKERS COMPENSATION INSURANCE: At December 31, 2001, APEO carried several insurance policies which collectively covered the workers' compensation insurance risk of APEO's wholly owned subsidiary, America's PEO and its affiliated companies.

         Legion Insurance Co., CNA, Traveler's Insurance Co., Ohio State Fund, WV State Fund and IWFI issued the coverage. In addition, through November 10, 2001, the affiliated companies were covered by an insurance policy issued by Frontier Insurance Co., which was non-renewed due to Frontier Insurance Co.'s financial difficulties.

         HEALTH INSURANCE: At December 31, 2001, APEO sponsored a self-insured health program applicable to employees in those states where such a plan could operate. The plan, named America's PEO/OmniStaff Health Benefit Plan had a limited per-claim monetary exposure, with costs exceeding the loss cap insured with a policy of re-insurance issued by ING Employee Benefits. Claims were processed through Consolidated Claims, Inc. and Healthchoice, Inc., which jointly served as TPA and claims administrator for the program. The plan was terminated effective January 1, 2002, and replaced with first-dollar insurance coverage through Physicians' Health Choice (PHS) and Blue Cross/Shield.

         At December 31, 2001, dental benefits were available to employees through ReliaStar Life Insurance Company. The plan offers choice between a regular dental plan and one providing orthodonture coverage. This is a voluntary plan, and employees may enroll without participating in APEO's offered health benefit plan.

                          MIS & INFORMATION TECHNOLOGY

         APEO has invested in the development and maintenance of its integrated and comprehensive software system with its high-end hardware. The investment has provided APEO with a superior information system.

         The integrated system allows direct access for data entry, report creation and the ability to print checks from their own location under APEO's' direction and control. This function is accomplished by means of electronic data transfer over the Internet.

                                   COMPETITION

         The PEO industry consists of approximately 1,000 companies, most of which serve a single market or region. The Company believes that there are several PEOs with annual revenue exceeding $500 million. The Company considers its primary competition to be these large national and regional PEO providers, as well as the traditional form of employment of employees.

         The payroll services industry is characterized by intense competition. Management believes that Automatic Data Processing, Inc. and Paychex, Inc., which have purchased PEOs in Florida, are and will remain competitors in the future. The Company also competes with manual payroll systems sold by numerous companies, as well as other providers of computerized payroll services, including banks, and smaller independent companies.

         The Company competes with these companies by offering customized products, personalized service, competitive prices and specialized personnel to satisfy a client's particular employee requirements.

         Management of the Company believes that its broad scope of human resource management. Management further believes that its concentration on providing comprehensive outsourcing of human resource management services will set it apart from its competitors.

                               CORPORATE EMPLOYEES

         As of December 31, 2001, APEO had 38 employees. Thirty-seven of the internal employees are located at APEO's wholly owned operating subsidiary America's PEO headquarters in Cherry Hill, New Jersey and one safety engineer is located in Chattanooga, Tennessee. None of APEO's internal employees is a party to a collective bargaining agreement.

                               INDUSTRY REGULATION

         Numerous Federal and state laws and regulations relating to employment matters, benefit plans, tax payments and tax filings affect APEO's operations. By entering into a co-employer relationship with its clients, APEO assumes certain obligations and responsibilities as an employer under these laws. Because many of these Federal and state laws were enacted before the development of non-traditional employment relationships, such as PEOs, temporary employment and other employment-related outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. In addition, the definition of "employer" under these laws is not uniform.

         Some governmental agencies that regulate employment have developed rules that specifically address issues raised by the relationship among PEOs, clients and work-site employees. Such regulations are relatively new and, therefore, their interpretation and application by administrative agencies and Federal and state courts are limited or non-existent. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. In addition, from time to time, states have considered, and may in the future consider, imposing certain taxes on gross revenues or service fees of APEO and its PEO industry competitors. Therefore, it cannot be predicted with certainty the nature or extent or establishment of Federal, state and local regulations or whether any states will impose such taxes.

         APEO mandates a review of the many and sometimes-complex compliance matters as is applicable with Federal and state statutes and regulations.
Whether or not a state has licensing, registration or other compliance requirements, APEO faces a number of other state and local regulations that could impact its operations. The PEO industry's legal and regulatory foundation is not codified in all 50 states. Because of that APEO engages outside licensing professionals to help maintain its working relationships with the state regulatory authorities in states where it operates as well as keeping APEO abreast of the on going changes in the licensing, registration and regulatory matters.

ITEM 2.   DESCRIPTION OF PROPERTY.

         APEO rents office space under a five-year non-cancelable operating lease expiring in November 2005. Under the terms of the lease, the company is responsible for utilities.

         APEO also leases computer equipment and software under a three-year non-cancelable operating lease, which expires in November 2002, and certain telephone equipment under a four-year non-cancelable operating lease which expires in December of 2003.

ITEM 3.   LEGAL PROCEEDINGS

         The Company from time to time is party to certain pending claims which have arisen from the normal course of doing business, none of which, in the opinion of the Company's management, is expected to have a material adverse effect on the consolidated financial position or the results of operations if adversely resolved.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On March 25, 2002 pursuant to the provisions of Nevada law, a majority of the shareholders of the Company consented to increase the number of authorized Common Stock, $.001 par value, from 25,000,000 shares to 100,000,000 shares and to authorize 5,000,000 Preferred Shares, $.001 par value, which may be issued in one or more series.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION: The Common Stock is traded on the OTCBB under the symbol "CSRV". There was no active trading market for the Common Stock before November 14, 2000. The following table sets forth, for the quarters indicated, the high and low sale prices of the Common Stock as reported by the OCTBB:

                                                             HIGH BID    LOW BID

       Year Ended December 31, 2000 -
           Fourth Quarter (November 14, 2000 through
           December 31, 2000)                                 $0.30       $0.06

       Year Ended December 31, 2001 -
           First Quarter                                       0.31        0.12
           Second Quarter                                      0.25        0.12
           Third Quarter                                       0.16        0.04
           Fourth Quarter                                      0.40        0.03

Our OTCBB quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

HOLDERS: As of March 25, 2002, there were 350 shareholders of the Common Stock including beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDENDS: There have been no cash dividends paid through March 25, 2002 by the Company. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will be dependent upon the Company's financial condition and such other factors as the Board of Directors deems relevant.

         Since our shares began trading on the OCTBB, the prices for our shares have fluctuated widely. There may be many factors that may explain these variations. We believe that such factors include (a) the demand for our common stock, (b) the number of shares of our common stock available for sale, (c) developments in live entertainment industry, and (d) changes in the performance of the stock market in general, among others.

         In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many small and emerging growth companies such as ours, which may be unrelated to the operating performances of the specific companies. Some companies that have experienced volatility in the market place of their stock have been the objects of securities class action litigation. If our Company became the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources and have an adverse effect on our business, financial condition and operating results. In addition, holders of shares of our common stock could suffer substantial losses as a result of fluctuations and declines in the market price of our common stock.

         The trading of our shares is subject to limitations set forth in Rule 15g-9 of the Securities Exchange Act. This rule imposes sales practice requirements on broker-dealers who sell so-called "penny stocks" to persons other than established customers, accredited investors or institutional investors. Accredited investors are generally defined to include individuals with a net worth in excess of $1,000,000, or individual annual income exceeding $200,000 ($300,000 with their spouse) during the previous two years and expected annual income of that amount during the current year. For sales of shares to other persons, broker-dealers must make special suitability determinations, obtain written consent from the purchaser prior to consummating the sale, and are generally prohibited from making cold-calls or other unsolicited inquires to purchasers without complying with these rules. These rules may adversely affect the ability broker-dealers and others to sell our shares in the marketplace.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A.  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Revenues were $180 million for 2001, compared to $112 million for 2000. This increase was due primarily to an increased number of worksite employees.

The number of worksite employees increased 69% from 5,637 to 9,023. Revenue growth exceeded headcount growth by 1%, primarily due to wage inflation and expansion in higher wage markets. The increase in the number of worksite employees was the result of continuing sales and marketing efforts in existing markets as well as the development of new markets. The Company contracted with 3 new commission sales producers in the southeastern market.

         Cost of services was $176 million for 2001, compared to $110 million for 2000, representing an increase of $66 million, or 60%. This increase was due primarily to an increased number of clients and worksite employees. Cost of services was 98% of revenues for 2001, compared to 98% for 2000.

         Salaries, wages and payroll taxes of worksite employees were $166 million for 2001, compared to $103 million for 2000, representing an increase of $63 million, of 61%. Salaries, wages and payroll taxes were 92% of revenues for 2001, compared to 92% for 2000.

         Benefits, workers' compensation, state unemployment taxes and other costs were $9.7 million for 2001, compared to $6.8 million for 2000, representing an increase of $2.9 million, or 42%. Benefits, workers' compensation, state unemployment taxes and other costs were 5% of revenues for 2001 and 6% of revenues for 2000.

         Gross profit was $3.9 million for 2001, compared to $1.8 million for 2000, representing an increase of $2.1 million, or 117%. Gross profit was 2% of revenues for 2001, compared to 1.6% for 2000. Gross profit margin increased as a percentage of revenues due to continued expansion in southern states written at increased pricing over prior years' sales pricing.

         Operating expenses were $4.2 million for 2001, compared to $3.7 million for 2000, representing an increase of $.5 million, or 13%. Operating expenses were 2.3% of revenues for 2001, compared to 3.3% for 2000.

         Salaries, wages and commissions were $2.4 million for 2001, compared to $2.0 million for 2000, representing an increase of $.4 million, or 20%. This increase was due to an increase in corporate personnel hired to support the Company's expanded sales growth and information technology conversions, and additional sales and sales support personnel. Salaries, wages and commissions were 1.3% of revenues for 2001, compared to 1.8% for 2000.

         Other general and administrative expenses were $1.7 million for 2001, compared to $1.6 million for 2000, representing an increase of $.1 million, or 6%. This increase was primarily a result of administrative expenses to support expanded sales growth, information technology conversions, and additional sales and sales support personnel. Other general and administrative expenses were 1% of revenues for 2001, compared to 1.4% for 2000.

         Depreciation and amortization expenses increased by $4 thousand for 2001 compared to 2000, representing an increase of 7%. This increase was primarily the result of the Company's investment in management information systems.

         Interest income was $1.9 thousand for 2001, compared to $6.6 thousand for 2000, representing a decrease of $4.9 thousand.

         Interest expense was $34 thousand for 2001 and $39 for 2000. Interest expense results from capital leases that funded purchases of furniture and fixtures.

         Other expense in 2001 of $200 thousand resulted in a severance expense to a former employee of the company.

         Net income was $(.5) million for 2001, compared to $(1.9) million for 2000, representing an increase of $1.5 million or 79%.

B.  LIQUIDITY AND CAPITAL RESOURCES

         The Company had $1.4 million in cash and cash equivalents at December 31, 2001. The company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, anticipated levels of health benefit plan subsidies and other operating cash needs. The Company has terminated an unprofitable self-funded health plan as of December 31, 2001. The decision to end the health plan will return the Company to profitability that will generate sufficient cash flow to meet its requirements. The Company believes that its current balances and cash flow from operations will be sufficient to meet its requirements through 2002. The company may rely on these same sources, as well as public or private debt and/or equity financing to meet its long-term capital needs.

C.  FORWARD LOOKING STATEMENTS:

         This report includes "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". Such statements are included, among other places in this registration statement, in the sections entitled "Management's Discussion and Analysis or Plan of Operation," "Description of Business" and "Description of Property." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. See Part I. Item 1. "Risk Factors Associated with Our Business and Us." Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

ITEM 7.    FINANCIAL STATEMENTS

                    Certified Services, Inc. and Subsidiaries

                        Consolidated Financial Statements

                           December 31, 2001 and 2000

                    Certified Services, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                           December 31, 2001 and 2000





                                                                        Page



Independent Auditor's Report..........................................      1

Financial Statements

      Consolidated Balance Sheet......................................      2

      Consolidated Statements of Operations...........................      3

      Consolidated Statement of Stockholder's Equity (Impairment).....      4

      Consolidated Statements of Cash Flows...........................     5-6

      Notes to the Consolidated Financial Statements..................    7-15

                          Independent Auditors' Report


To the Board of Directors and Stockholders of Certified Services, Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheet of Certified Services, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (impairment) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Certified Services, Inc. as of December 31, 2000 were audited by other auditors whose report dated March 16, 2001 expressed an unqualified opinion on those statements. The financial statements of its Subsidiaries as of December 31, 2000 were audited by other auditors whose report dated November 21, 2001 expressed a qualified opinion as to their ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Certified Services, Inc. and Subsidiaries as of December 31, 2001 and the results of their operations, cash flows and changes in stockholders' equity (impairment) for the year then ended in conformity with accounting principles generally accepted in the United States of America.



Bridgewater, New Jersey
March 25, 2002


                                                   Certified Services, Inc. and Subsidiaries
                                                           Consolidated Balance Sheet
                                                               December 31, 2001

             Assets

Current Assets
     Cash                                                                                              $1,459,576
     Accounts receivable                                                                                  857,026
                                                                                                          =======
                                                                                                -----------------
             Total Current Assets                                                                       2,316,602

Property and equipment, at cost, net of $160,902 of accumulated
depreciation                                                                                              223,915
Excess purchase price over net book value of assets acquired                                            5,058,890
Deposits                                                                                                   31,728
                                                                                                -----------------

             Total Assets                                                                               7,631,135
                                                                                                =================

             Liabilities and Stockholders' Equity (Impairment)

Current Liabilities
     Accounts payable                                                                                     573,224
     Accrued expenses                                                                                   1,424,729
     Accrued health insurance plan claims                                                               1,800,000
     Payroll taxes payable                                                                                622,577
     Customer deposits                                                                                    241,240
     Note payable                                                                                          86,171
     Current portion of acquisition indebtedness                                                          127,243
     Current maturities of capital lease                                                                   29,568
                                                                                                -----------------
             Total Current Liabilities                                                                  4,904,752

Acquisition indebtedness, net of current portion                                                        3,344,449
Note payable, net of current portion                                                                       28,724
Obligations under capital lease, excluding current maturities                                              33,520
                                                                                                -----------------

             Total Liabilities                                                                          8,311,445
                                                                                                -----------------

Commitments and Contingencies                                                                                   -

Stockholders' Equity (Impairment)
     Preferred stock, $0.001 par value, 5,000,000 shares authorized
        Series A (0 shares issued and outstanding)                                                              -
        Series B (1,100 shares issued and outstanding)                                                          1
        Series C (406.667 shares issued and outstanding)                                                        1
     Common stock, $ 0.001 par value, 100,000,000 shares authorized,
          3,421,145 shares issued and outstanding                                                           3,421
     Additional paid in capital                                                                         1,602,550
     Accumulated (deficit)                                                                             (2,286,283)
                                                                                                -----------------

             Total Stockholders' Equity (Impairment)                                                     (680,310)
                                                                                                -----------------

             Total Liabilities and Stockholders' Equity (Impairment)                                   $7,631,135
                                                                                                =================


              See notes to the consolidated financial statements.

                                                   Certified Services, Inc. and Subsidiaries
                                                     Consolidated Statements of Operations



                                                                        Year Ended December 31,
                                                                ---------------------------------------
                                                                       2001                 2000
                                                                ------------------    -----------------

Revenue                                                        $       179,966,878  $       112,515,065
                                                                ------------------    -----------------

Cost of Services
     Payroll                                                           152,689,965           95,380,423
     Payroll taxes                                                      13,565,801            8,463,554
     Employee benefits                                                   4,299,099            3,090,095
     Workers compensation insurance                                      5,485,824            3,714,315
     Owner operator costs                                                   93,655               41,919
                                                                ------------------    -----------------
        Total Cost of Services                                         176,134,344          110,690,306
                                                                ------------------    -----------------

Gross Profit                                                             3,832,534            1,824,759
                                                                ------------------    -----------------

Operating Expenses
     Compensation, payroll taxes and benefits                            1,474,060              996,874
     Commissions and selling expenses                                    1,062,508            1,048,813
     General and administrative expenses                                 1,736,800            1,612,476
     Depreciation                                                           57,567               61,463
                                                                ------------------    -----------------
        Total Operating Expenses                                         4,330,935            3,719,626
                                                                ------------------    -----------------

Loss From Operations                                                      (498,401)          (1,894,867)
                                                                ------------------    -----------------

Other Income (Expense)
     Interest income                                                         1,976                6,599
     Interest expense                                                      (37,466)             (39,759)
     Severance expense                                                    (200,000)                   -
                                                                ------------------    -----------------
        Total Other Income (Expense)                                      (235,490)             (33,160)
                                                                ------------------    -----------------

Loss Before Income Taxes                                                  (733,891)          (1,928,027)

Income Tax Provision (Benefit)                                                   -                    -
                                                                ------------------    -----------------
                                                                                    $
Net Loss                                                       $          (733,891)          (1,928,027)
                                                                ==================    =================

Net Loss Per Share                                             $            (0.21)  $            (0.56)
                                                                ==================    =================
Weighted Average Number of Common Shares Outstanding                     3,421,145            3,421,145
                                                                ==================    =================

              See notes to the consolidated financial statements.

                    Certified Services, Inc. and Subsidiaries
     Consolidated Statement of Changes in Stockholders' Equity (Impairment)
            For the Period January 1, 2000 through December 31, 2001


                                                Preferred Shares           Preferred Shares
                                                ----------------           ----------------
                                                     Series B                 Series C                  Common Stock
                                                     --------                 --------                  ------------
                                            Number                          Number                  Number
                                           of Shares             Amount     of Shares   Amount      of Shares       Amount
                                           ---------             ------     ---------   ------      ---------       ------

Balance, January 1, 2000                         -               $   -        -        $   -        1,500,000         $1,500
January, 2000 -
     Donated capital                             -                   -        -            -                -              -
July, 2000 -
     Shares issued for cash
     pursuant to Rule 504
     offering                                    -                   -        -            -        1,821,500          1,821
July, 2000 -
     Shares issued for services                  -                   -        -            -           99,645            100
Net Loss for the Year Ended
     December 31, 2000                           -                   -        -            -                -              -
                                      ------------   -----------------   ---------    ---------   --------------      ---------
Balance, December 31, 2000                       -                   -        -            -        3,421,145          3,421
November, 2001 -
     Series B preferred shares
        issued for cash                      1,100                   1        -            -                -              -
     Series C preferred shares
        issued for all issued and
        outstanding shares of
        APEOH                                    -                   -     406.667        1                -              -
     Reorganization pursuant to
        reverse acquisition                      -                   -        -            -                -              -
     Transitional period net
        income of Omni                           -                   -        -            -                -              -
Net Loss for the Year Ended
     December 31, 2001                           -                   -        -            -                -              -
                                      ------------   -----------------   ---------    ---------   --------------      ---------
Balance, December 31, 2001                   1,100               $   1     406.667     $   1        3,421,145  $      $3,421
                                      ============   =================   =========    =========   ==============      =========





                                            Additional
                                             Paid In           Accumulated
                                              Capital            (Deficit)              Total
                                              -------            ---------              -----

Balance, January 1, 2000                 $    1,294          $   239,932           $ 242,726
January, 2000 -
     Donated capital                          1,500                    -               1,500
July, 2000 -
     Shares issued for cash
     pursuant to Rule 504
     offering                                88,209                    -              90,030
July, 2000 -
     Shares issued for services               4,882                    -               4,982
Net Loss for the Year Ended
     December 31, 2000                            -           (1,928,027)         (1,928,027)
                                      ----------------   ------------------    ----------------
Balance, December 31, 2000                   95,885           (1,688,095)         (1,588,789)
November, 2001 -
     Series B preferred shares
        issued for cash                   1,099,999                    -           1,100,000
     Series C preferred shares
        issued for all issued and
        outstanding shares of
        APEOH                               406,666                    -             406,667
     Reorganization pursuant to
        reverse acquisition                       -              (50,767)            (50,767)
     Transitional period net
        income of Omni                            -              186,470             186,470
Net Loss for the Year Ended
     December 31, 2001                            -             (733,891)           (733,891)
                                      ----------------   ------------------    ----------------
Balance, December 31, 2001               $1,602,550          $(2,286,283)          $(680,310)
                                      ================   ==================    ================


              See notes to the consolidated financial statements.

                    Certified Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                                  Year Ended December 31,
                                                                                          ---------------------------------------
                                                                                                2001                   2000
                                                                                          -----------------      ----------------
Cash Flows From Operating Activities
     Net Loss                                                                           $          (733,891)   $       (1,928,027)
     Adjustments to Reconcile Net Loss to Net Cash
        Provided by Operations
       Transitional Net Income of Omni                                                              186,470                     -
       Reorganization Pursuant to Reverse Acquisition                                               (50,767)                    -
       Depreciation                                                                                  57,567                61,463
       Bad Debt Expenses                                                                             59,555                     -
       Severance Expense                                                                            200,000                     -
       Decrease (Increase) in Assets
          Accounts Receivable                                                                      (493,666)             (107,063)
          Deposits                                                                                   45,639               173,540
       Increase in Liabilities
          Accounts Payable and Accrued Expenses                                                   1,335,735             1,024,864
          Accrued Health Insurance Plan Claims                                                      593,103             1,206,897
          Customer Deposits                                                                         241,240                     -
                                                                                          -----------------      ----------------
            Net Cash Provided by Operating Activities                                             1,440,985               431,674
                                                                                          -----------------      ----------------

Cash Flows From Investing Activities
     Purchase of Property and Equipment                                                              (2,437)             (137,517)
     Proceeds from Deposits                                                                          16,520                     -
     Cash payment of Deposits                                                                             -               (14,458)
     Cash paid pursuant to Reverse Merger                                                        (1,143,670)                    -
       Proceeds From Stockholder                                                                     28,918                16,605
       Net proceeds from Affiliates                                                                (384,240)              250,417
                                                                                          -----------------      ----------------
          Net Cash (Used in) Provided By Investing Activities                                    (1,484,909)              115,047
                                                                                          -----------------      ----------------

Cash Flows From Financing Activities
     Payments of Note Payable                                                                       (85,105)                    -
     Repayment of Long-Term debt                                                                    (54,099)              (43,804)
     Payments of Capital Lease Obligations                                                          (41,723)                    -
     Proceeds from Issuance of Series B Preferred Stock                                           1,100,000                     -
                                                                                          -----------------      ----------------
       Net Cash Provided by (Used in) Financing Activities                                          919,073               (43,804)
                                                                                          -----------------      ----------------

Net Increase in Cash                                                                                875,149               502,917
Cash at Beginning of Year                                                                           584,427                81,510
                                                                                          -----------------      ----------------
Cash at End of Year                                                                     $         1,459,576    $          584,427
                                                                                          =================      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the year for:

     Interest Expense                                                                   $            37,466    $           39,759
     Income Taxes                                                                       $                 -    $                -

              See notes to the consolidated financial statements.

                    Certified Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     The severance agreement entered into during 2001 was converted to a Note Payable.

     Additional paid in capital was credited in 2001 upon the issuance of 1,100 shares of Series C preferred stock.

     In 2001, the Company purchased all of the capital of APEOH in an acquisition with the following components:

          Fair value of assets acquired                        $  5,058,890
          Cash paid for the capital stock                      $  1,188,781
          Liabilities assumed                                  $  3,471,692
          Stock issued - 406.667 shares Preferred Class B      $    406,667
          Equity of shareholders                               $     (8,250)

              See notes to the consolidated financial statements.

                    Certified Services, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Organization
       Certified Services, Inc. (the "Company") was organized on September 15, 1999 under the laws of the State of Nevada. Through December 31, 1999, the Company had been in the development stage. Effective January 1, 2000 the Company commenced, albeit insignificant, operations and was no longer considered to be a development stage enterprise.

       On November 21, 2001 the Company acquired all of the issued and outstanding shares of America's PEO Holdings, Inc. (APEOH). For accounting purposes, the acquisition has been treated as an acquisition of the Company by APEOH and a recapitalization of APEOH. The historical financial statements prior to November 21, 2001 are those of APEOH. Subsequent to the acquisition, the Company and APEOH remain as two separate legal entities whereby the operations of the newly combined entity are comprised solely of the operations of APEOH.

       APEOH was incorporated on May 1, 2001. Effective August 1, 2001 the then existing shareholders contributed all of the issued and outstanding stock of the following companies (the Companies) in exchange for all of the issued and outstanding stock of APEOH:

            America's PEO, Inc.
            American Labor Force, Inc.
            American Labor Services, Inc.
            Western American Labor Force, Inc.
            National Labor Force, Inc.
            National Labor Force One, Inc.
            Omni Financial Services, Inc.
            Mid Atlantic Equities, Inc.
            Delaware Valley Properties, Inc.

       The Company's operations presently consist exclusively of the operations of APEOH and its subsidiaries which are engaged in the business of providing employee leasing and related payroll services.

     Basis of Presentation

       At and for the year ended December 31, 2001 the consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

       For the year ended December 31, 2000 the consolidated financial statements include the combined accounts of APEOH's subsidiaries, all of which were then under common control, including those of Omni Financial Services, Inc. (Omni) which had a fiscal year ended October 31, 2000. All material intercompany transactions have been eliminated in consolidation.

       Omni's results of operations, which in 2001 are reported on a calendar year basis, for the two month transitional period from November 1, 2000 through December 31, 2000 are reflected as a credit to retained earnings in the statement of changes in stockholders' equity.

     Use of Estimates
       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    Certified Services, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

     Allowance for Doubtful Accounts
       The Companies provide an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. An allowance for doubtful accounts for 2001 has not been established, as all accounts receivable are considered to be collectible.

     Property and Equipment
       Property and equipment are stated at cost less accumulated depreciation. Depreciation, which includes amortization of assets under capital leases, is calculated using the straight-line method over the estimated useful lives of the assets of 5-7 years for furniture, fixtures and equipment. Repairs and maintenance expenditures which do not extend the useful lives of related assets are expensed as incurred.

     Evaluation of Long-Lived Assets
       Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. At December 31, 2001 management believes that the carrying value of excess purchase price over net book value of assets acquired fairly reflects the future cash flows to be derived therefrom.

     Revenue Recognition
       The Company records revenue as services are provided.

     Advertising Costs
       Advertising costs are charged to operations when incurred. Advertising expense was $8,518 and $12,524 for the years ended December 31, 2001 and 2000, respectively.

     Income Taxes
       Effective November 21, 2001 the Company files a consolidated Federal income tax return with its wholly owned subsidiaries. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes, as applicable.

       Through November 20, 2001 APEOH and Subsidiaries have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and State Regulations by consent of their shareholders. Under those provisions, the Companies do not pay federal and state corporate income taxes on income. Also, the Companies do not receive the benefit of net operating loss carryforwards or carrybacks. Instead, the stockholders are liable for (or benefit from) individual federal and state income taxes on the Companies' taxable income or operating loss on their individual income tax returns.

       Omni Financial Services, Inc. is a C corporation. There is no provision for income tax expense or benefit, since this amount, based upon Omni's taxable income/(loss) is considered immaterial.

     Loss Per Common Share
       Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potential common shares used in computing diluted earnings per share related to convertible preferred stock which, if exercised, would have a dilutive effect on earnings per share. The number of potential common shares outstanding were 18,487,812 for the years ended December 31, 2001 and 2000. Potential common shares were not used in the computation of diluted loss per common shares as their effect would be antidilutive.

                    Certified Services, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's material financial instruments for which disclosure of estimated fair value is required by certain accounting standards at December 31, 2001 consist of cash, accounts receivable, accounts payable, acquisition indebtedness, long-term debt and capital lease obligations. In the opinion of management, such items other than acquisition indebtedness are carried at values that approximate fair values because of liquidity, short-term maturities or interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.

     Certain non-interest bearing acquisition indebtedness, in the original principle amount of $4,200,000, has been subjected to an 8% present value discount in the accompanying consolidated balance sheet at December 31, 2001.

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

     At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits.

     The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

     The Company's customers are primarily engaged in the trucking industry and are located primarily in the eastern United States. As a result it is dependent upon economic conditions within the trucking industry in this geographic area.

ACQUISITIONS AND MERGERS

     On May 1, 2001 the stockholders of the Companies formed America's PEO Holdings, Inc. (APEOH). Effective August 1, 2001 the stockholders then contributed their stock in all of the Companies in exchange for all of the issued and outstanding stock of APEOH.

     On November 21, 2001, the Company executed a Share Purchase Agreement with APEOH and its sole shareholders to purchase all of APEOH's issued and outstanding common stock. The acquisition was also consummated on November 21, 2001.

     Pursuant to the terms of the Agreement, the purchase price of the acquisition was comprised thusly:

     Cash of $1,100,000.

     Loan Consideration:
       Two separate non-interest bearing promissory notes in the respective principal amounts of $3,200,000 and $1,000,000. The former is payable in four equal annual installments of $800,000 commencing on or about March 31, 2003 and the latter is payable in equal monthly installments of $16,667 payable over 60 months commencing January 10, 2002.

     Stock Consideration:
       406.667 shares of Class C Preferred Stock convertible into 4,066,667 common shares of the Company.

     Notwithstanding the foregoing the Stock Consideration or Loan Consideration, at the option of the Company, is subject to reduction at the rate of $825,000 for each year in calendar years 2002, 2003 and 2004 in which the Company's net income before taxes is less than $900,000, excluding consulting fees charged by the Company and its costs incurred to remain a reporting company with the Securities and Exchange Commission. However, APEOH's former shareholders may unanimously elect to allocate as additional net income before taxes certain Incentive Consideration or amounts otherwise due them.

                    Certified Services, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

ACQUISITIONS AND MERGERS, (Continued)

     If, as of November 21, 2006, the values realized by any former APEOH shareholder from the sale of stock of the Company is less than such former shareholder's pro rata portion of $8,052,000 then, in that event, the Company shall pay to such former shareholders in shares of its common stock in an amount equal to the difference between (i) such former shareholders pro rata portion of $8,052,000 and (ii) the total cash realized by such former shareholder from the sale of Stock Consideration.

     For the above purposes, "value realized" is the cash proceeds from the sale of Stock Consideration plus any Stock Consideration that has been registered and is freely transferrable and still held by such former shareholder on the above date.

     Additionally, APEOH's former shareholders are entitled to Incentive Compensation based upon the following schedule of net income before taxes
     (NBTA) of the Company commencing in the year 2002:


        25%   of   NBTA       between       $         1    and     $  999,999
        20%   of   NBTA       between         1,000,000    and      1,999,999
        15%   of   NBTA       between         2,000,000    and      2,999,999
        10%   of   NBTA     in excess of                            3,000,000

PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consists of the following at December 31, 2001:


          Furniture and fixtures                                $     263,396
          Computer equipment                                          121,421
                                                                 ------------
            Total                                                     384,817
          Less: accumulated depreciation                              160,902
                                                                 ------------
            Total                                               $     223,915
                                                                 ============

     Depreciation expense charged to operations amounted to $57,567 and $61,463 for the years ended December 31, 2001 and 2000, respectively.

EXCESS PURCHASE PRICE OVER NET BOOK VALUE OF ASSETS ACQUIRED

     The excess cost over net book value of assets acquired as a result of the reverse acquisition transaction between the Company and APEOH is comprised thusly:


          Cash                                                                                $   1,100,000
          Issuance of $4,200,000 of non-interest bearing promissory notes
            after a present value discount of 8%                                                  3,471,692
          Issuance of 406.667 shares of Class C Preferred Stock which is convertible
            into 4,066,667 common shares                                                            406,667
          Transaction costs                                                                          88,781
                                                                                                -----------
                                                                                                  5,067,140
          Less: Equity of APEOH                                                                      (8,250)
                                                                                                -----------
                                                                                              $   5,058,890
                                                                                                ===========


                    Certified Services, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

ACCRUED EXPENSES

     At December 31, 2001, accrued liabilities consisted of the following:


Health benefits insurance expense                                  $    133,184
Workers compensation insurance                                          751,570
Professional fees                                                       184,272
Commission and consulting fees                                          157,824
Other accrued expense                                                   197,879
                                                                    -----------
     Total                                                         $  1,424,729
                                                                    ===========

EMPLOYEE BENEFIT PLANS

     Medical Benefit Plans
       The Company offers fully-insured and self-insured medical benefits to employees. Participating employer customers may participate or opt to offer their own insurance coverage to employees.

       The Company's self-insured Plan, established in 1999, is a self-funded employee welfare benefit Plan pursuant to the Employee Retirement Income Security Act of 1974, as amended. The Plan administration is provided by a third party Claims Supervisor for claim form submissions, correspondence, benefit determinations, claim processing and disbursement preparation. All eligible employees may participate in the welfare benefit Plan upon satisfaction of the waiting period, completion of enrollment documents and meeting eligibility requirements. Participating employees contribute to the cost of their coverage premiums through payroll deductions. Such payroll deductions are recorded as revenue when billed to client employers. The Plan offers Network and Non-Network Provider Organization medical services, hospital services, inpatient and outpatient treatment, prescription drug, vision care and dental benefits. The Company is protected against unanticipated catastrophic claims through an individual excess insurance risk policy. Any individual reissurance benefits in excess of $150,000 and $45,000 in 2001 and 2000, respectively, is paid to the Company.

       Accrued Health Insurance Plan Claims as of December 31, 2001 amounted to $1,800,000 and consist of amounts due to providers based on claims filed and estimates of claims incurred before December 31, 2001 but not reported.

       During 2001, the Company elected to terminate the self-funded employee welfare benefit Plan effective December 31, 2001. Notice of intention to terminate the plan was given to all participating client companies and COBRA participants. Alternative program options were offered to clients, however, the Company does not intend to sponsor another medical benefit program.

     Multiple Employer 401(k) Profit Sharing Plan

       The Company sponsors a qualified, multiple employer defined contribution prototype plan. Client employers may adopt the terms and provisions of this qualified plan. Eligible employees may elect to contribute up to 15% of their annual compensation to an investment trust. Participating employers may elect to make matching or discretionary contributions under the terms of the plan. The Company did not contribute to the accounts of its participants in either 2001 or 2000.

                    Certified Services, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

EMPLOYEE BENEFIT PLANS, (Continued)

     Flexible Benefits Plan

       The Flexible Benefits Plan, or Internal Revenue Code Section 125 Cafeteria Plan, is maintained by the Company since 1997 to allow eligible employees to use salary redirection amounts to pay for benefit plan premiums and other fringe benefits offered by the Plan.

MARKETING AND CONSULTING AGREEMENTS

     The Company has engaged in various marketing and consulting agreements with consultants to promote the services of the Company and engage in other efforts using independent insurance agents to secure new customers. Terms of the arrangements include commission payments for accounts enrolled by the Company due to the agents' efforts, paid on a monthly basis on collections received by the customer, and provide for thirty day termination notifications.

RELATED PARTY TRANSACTIONS

     For the years ended December 31, 2001 and 2000, management fees were paid to entities wholly owned by the former shareholders of APEOH in the amounts of $598,479 and $380,200, respectively.

CAPITAL LEASES

     The Company leases certain equipment under capital leases expiring in various years through 2003. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset at the inception of the lease. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense in 2001 and 2000.

     Properties under capital leases are as follows:

                                                                                           December 31,
                                                                                               2001
                                                                                        ------------------
       Furniture and fixtures                                                         $             91,451
       Computer equipment                                                                           13,300
                                                                                        ------------------
          Subtotal                                                                                 104,751
       Less accumulated amortization                                                                42,122
                                                                                        ------------------
          Total                                                                       $             62,629
                                                                                        ==================

     The following is a schedule of minimum lease payments due under capital leases as of December 31, 2001.


     Year Ending December 31,
                2002                                                                  $             40,150
                2003                                                                                34,989
                2004                                                                                 2,916
                                                                                        ------------------
                Total net minimum capital lease payments                                            78,055
                Less amounts representing interest                                                  14,967
                                                                                        ------------------
                Present value of net minimum capital lease payments                                 63,088
                Less current maturities of capital lease obligations                                29,568
                                                                                        ------------------
                Obligations under capital leases, excluding current maturities        $             33,520
                                                                                        ==================
                    Certified Services, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


     Interest rates on capitalized leases vary from 16% to 21% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

     The capital leases provide for purchase options. Generally, purchase options are at prices representing the expected fair value of the property at the expiration of the lease term.

ACQUISITION INDEBTEDNESS


     Acquisition indebtedness incurred incidental to the reverse merger transaction between the Company and APEOH is comprised thusly:


       Non-interest bearing promissory note of $3,200,000 payable in four equal                           $ 2,649,702
          annual installments commencing fifteen days after the Company has filed each of its annual reports with the Securities and Exchange Commission commencing with that for the year ended December 31, 2002 (or as promptly as possible if the Company fails to maintain its status as a reporting entity), after an 8% present value discount


       Non-interest bearing promissory note of $1,000,000 payable in equal monthly installments over 60 months commencing January 10, 2002,
          after an 8% value discount                                                                          821,990
                                                                                                            ---------
                                                                                                            3,471,692
            Less: Current portion                                                                             127,243
                                                                                                            ---------
                                                                                                          $ 3,344,449
                                                                                                            =========

     Total maturities of acquisition indebtedness are as follows:


     Year Ending December 31,
                2002                                                                                      $   127,243
                2003                                                                                          737,863
                2004                                                                                          797,342
                2005                                                                                          861,616
                2006                                                                                          931,072
                Thereafter                                                                                     16,556
                                                                                                            ---------
                   Total                                                                                  $ 3,471,692
                                                                                                            =========

NOTE PAYABLE

     On April 26, 2001, the Company entered into a termination agreement with a management company utilized by the Company since March, 1998. Upon resignation, the management company agreed to certain non-compete and non-disclosure covenants, and waived any right to receive stock or stock options of the company in consideration of a severance payment of $200,000 less various loan amounts due to APEOH. The severance is payable in 24 monthly installments beginning April, 2001.

     As of December 31, 2001, $85,105 was paid to the management company with $114,985 remaining payable as of December 31, 2001.

                    Certified Services, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

NOTE PAYABLE, (Continued)

     Total maturities of note payable are as follows:


     Year Ending December 31,
                2002                                          $     86,171
                2003                                                28,724
                                                                ----------
                   Total                                      $    114,895
                                                                ==========

OPERATING LEASE COMMITMENTS

     The Company rents office space under a five year non-cancelable operating lease expiring in November, 2005. The lease contains provisions for contingent rental payments based upon increases in taxes, insurance, and common area maintenance expense. The lease contains a renewal option for an additional 5 years.

     The Company also leases various computer and office equipment, and furniture expiring over the next five years. The following is a schedule of future minimum rental payments (exclusive of common area charges) required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001.


     Year Ending December 31,
                2002                                          $    374,395
                2003                                               221,889
                2004                                               201,188
                2005                                               174,730
                2006                                                 7,376
                                                                ----------
                   Total minimum payments required            $    979,578
                                                                ==========

     Rent expense charged to operations was $376,320 and $455,600 in December 31, 2001 and 2000, respectively.

PREFERRED AND COMMON STOCK

     The Company is authorized to issue 5,000,000 shares of $0.001 par value convertible preferred stock.

     Prior to, but as a component of, the reverse merger transaction between the Company and APEOH, the Company agreed to issue 1,100 shares of Series B Convertible Preferred Stock convertible into 11,000,000 common shares in exchange for $1,100,000, or $0.10 per common share equivalent.

     As a component of the reverse merger transaction between the Company and APEOH, the Company agreed to issue 406.667 shares of Series C Convertible Preferred Stock convertible into 4,066,667 common shares of the Company. In the opinion of management, the share of Series C Convertible Preferred Stock also had a value of $0.10 per common share equivalent, or an aggregate value of $406,667.

     The Company is authorized to issue 100,000,000 common shares, $0.001 par value common shares.

                    Certified Services, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

INCOME TAXES

     The provision (benefit) for income taxes consists of the following:


                                                           December 31,
                                                           ------------
       Current (Benefit)                              2001              2000
                                                      ----              ----
          Federal                                  $      (20,000)  $         -
          State                                            (9,000)            -
                                                     ------------     ---------
            Subtotal                                      (29,000)            -
          Less valuation allowance                         29,000             -
                                                     ------------     ---------
            Total                                  $            -   $         -
                                                     ============     =========

     At December 31, 2001 there were no timing differences between the tax bases of assets and the financial reporting amount that would give rise to a deferred tax asset or a liability.

     A valuation allowance did not exist in 2000. The effects of the valuation allowance is immaterial to the financial statement.

     Through November 20, 2001, APEOH and its subsidiaries (except for Omni) had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, these corporations do not pay federal and state corporate income taxes on their income.

     Omni is a C Corporation. Through November 20, 2001 there is no provision for income tax expense or benefit since these amounts are considered immaterial.

     At December 31, 2001, the Company has available approximately $100,000 of unused operating loss carryforward to be applied against future taxable income and expire in year 2021.

COMMITMENTS

     Employment Agreements
       On November 21, 2001 the Company entered into four Employment Agreements with former shareholders and executives of APEOH. Each of these Agreements is for a five year term and require, in the aggregate, payment of compensation amounting to $500,000 annually as well as normal and customary employee benefits.

       Such arrangements may be extended by any such employee for an additional five years if certain revenue and income levels are attained by the Company.

SUBSEQUENT EVENTS:

     The Company has executed a Letter of Intent to acquire an employee leasing company located in Florida. The Company contemplates purchasing in excess of 15, 300 shares of the Florida entities' stock, representing 30% ownership of the consolidated entity, in consideration for loans amounting to $1,000,000 to the entity before closing, $1,200,000 6% notes payable to the sellers upon closing as well as the issuance of 2,000,000 shares of CRSV common stock. These common shares will remain restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended.

RECENT PRONOUNCEMENT

     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather goodwill will be subject to a periodic impairment test based upon its fair value.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with our accountants on accounting and financial disclosures.

         On March 15, 2002, the Company terminated its relationship with G. Brad Beckstead, CPA and has engaged Rich Baker Berman & Company, P.C. as its auditors. Reference is hereby made to the Company's report of Form 8-K filed March 22, 2002.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following persons are our current directors and executive officers:

NAME                 AGE       POSITION HELD                       TERM

William Kewan        57        President and Director              One year

Judson Wagenseller   48        Executive Vice President            One year

Scott Zoppoth        41        Secretary, Treasurer and Director   One year

         William Keywan, age 57, the Company's President and a Director, has been employed as CEO of Interstate University, Inc., a driver training school located in Evansville, Indiana, since January 2002. From 1996 through August 2001 Mr. Keywan was Director of Marketing for the Palmer Group, a Kenworth truck dealers with six locations in the Midwest, where he was primarily responsible for sales, marketing and public relations. Prior thereto he was Founder and President of Certified Transport, Inc. and Certified Logistics, Inc. from 1989 through 1995, which businesses were engaged in the transportation of automotive and airfreight throughout Canada and the U.S.

         Judson Wagenseller, age 48, the Company's Executive Vice President, has served as Executive Vice President for the Company since February 2002. Mr. Wagenseller's primary employment is as an attorney in private practice, in which he has practiced corporate, mergers and acquisitions and securities law for the past 20 years. A graduate of Princeton University and the University of Virginia School of Law, he also had five years business experience in operations management with Roadway Express, a leading national freight carrier.

         Scott Zoppoth, age 41, Secretary, Treasurer and a Director of the Company, has served as the Secretary, Treasurer and Director of the Company since November 2001. Mr. Zoppoth is an attorney whose practice centers on business and corporate law and commercial litigation. Mr. Zoppoth graduated a BS from St. John Fisher College, MAGNA CUM LAUDE, and South Texas College of Law. After serving as a partner in the law firm of Zoppoth, Valenti & Hanley, PPLC until 2001, Mr. Zoppoth formed Scott P. Zoppoth, PLLC.

         All of our directors and officers are elected annually to serve for one year or until their successors are duly elected and qualified. Compensation levels are, and will continue to be, commensurate with industry standards with incentive programs extended to the key personnel.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation of the named executive officers and directors from January 1, 2000 through December 31, 2001:

                                                                       LONG TERM COMPENSATION
                                                                       ----------------------
                                 ANNUAL COMPENSATION              AWARDS                  PAYMENTS
                                 -------------------              ------                  --------
NAME AND POSITION    YEAR      SALARY     BONUSES  OTHER     STOCK      OPTIONS      LTIP         OTHER
-----------------    ----      ------     -------  -----     -----      -------      -------      --------

Michael L. Zuliani,
Former President     2000      $  16,000       -       -         -          -         -        -         -
and Director         2001         16,000       -       -         -          -         -        -

Martin G. Bothman,
Former Secretary,
Treasurer and        2000            -         -       -         -          -         -        -         -
Director             2001            -         -       -         -          -         -        -         -

William Keywan,
President and

Director (since      2000            -         -       -          -         -         -        -         -
November 21, 2001)   2001            -         -       -          -         -         -        -         -

Judson Wagenseller,
Executive Vice

President (since     2000            -         -       -          -         -         -        -         -
November 21, 2001)   2001            -         -       -          -         -         -        -         -





Scott Zoppoth,
Secretary, Treasurer

and Director (since  2000            -         -       -          -         -         -        -         -
November 21, 2001)   2001            -         -       -          -         -         -        -         -

Totals               2000      $  16,000       -       -          -                   -        -         -
                     2001      $  16,000  $    -       -          -                   -        -         -



No officer or director other than Mr. Zuliani was paid any compensation in 2000 or 2001. No additional payments were made to our officers that served as directors during the two-year period ending December 31, 2001. The Company does not have any employee stock option or other compensatory plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the common stock as of December 31, 2001 for (1) each person who is known by us to own beneficially more than five percent (5%) of our outstanding common stock, (2) each of the current directors and officers; and
(3) all current directors and officers as a group.

                                                    SHARES OF            APPROXIMATE PERCENT
NAME OF                                             COMMON STOCK        OF COMMON SHARES
BENEFICIAL OWNER                                    BENEFICIALLY OWNED  ISSUED AND OUTSTANDING
----------------                                    ------------------  ----------------------

Directors and Officers:

           William Keywan                                          -               0.0%
           10602 Timberwood Circle, Suite 9
           Louisville, KY  40223

           Judson Wagenseller                                      -               0.0%
           10602 Timberwood Circle, Suite 9
           Louisville, KY  40223

           Scott Zoppoth                                           -               0.0%
           10602 Timberwood Circle, Suite 9
           Louisville, KY  40223





5% Stockholders:

           Midwest Merger Management, LLC
           10602 Timberwood Circle, Suite 9
           Louisville, KY  40223                             1,800,000 (A)        52.6%


Officers and directors as a group (three persons)                  -              00.0%
                                                           ================       ======


----------------------------

(A) On October 22, 2001 the six of the Company's shareholders, including its officers, directors and founders, sold an aggregate of 1,800,000 (52.6%) of the Company's 3,421,145 issued and outstanding shares of the Company's Common Stock for $200,000. For further information respecting this change in ownership, reference is hereby made to the Company's Report on Form 8-K dated November 21, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Midwest Merger Management, LLC provides approximately 800 square feet of office space to the Company on a month-to-month basis without compensation.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K.

         (A) EXHIBITS: None

         (B) REPORTS ON FORM 8K: A change in control of the Company's voting securities was filed on Form 8K during the last quarter of the fiscal year ended December 31, 2000. Reference is hereby made to the Company's Report for October 2001 on Form 8K, dated November 21, 2001.

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 28, 2002
Certified Services, Inc.


                                                         By: /s/  William Keywan
                                                              William Keywan
                                                         President and Director