Form 10QSB
period 2002-03-31
CERTIFIED SERVICES INC
filed 2002-05-15
CIK 1118326

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________ to
          ______________________.


                           Commission File No: 0-31527

                            CERTIFIED SERVICES, INC.
                     (Name of small business in its charter)

                                   88-0444079
      (State or other jurisdiction of incorporation) (IRS Employer Id. No.)

                        10602 Timberwood Circle, Suite 9
                              Louisville, KY 40223
                (Address of Principal Office including Zip Code)

                    Issuer's telephone Number: (502) 339-4000

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

         Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes[ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Common Stock, $.001 par value, 3,421,145 shares at April 30, 2002.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  NO[X]

                            CERTIFIED SERVICES, INC.

                   Form 10Q-SB - Quarter Ended March 31, 2002

                                      INDEX

                                                                                                      Page

PART I    FINANCIAL INFORMATION ........................................................................2

Item 1.   Financial Statements..........................................................................2
          Condensed Consolidated Balance Sheet at March 31, 2002 .......................................3
          Condensed Consolidated Statements of Operations for the Three Months Ended
             March 31, 2002 and March 31, 2001..........................................................4
          Condensed Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 2002 and March 31, 2001..........................................................5
          Notes to Condensed Consolidated Financial Statements..........................................6
Item 2.   Management's Discussion and Analysis...................................................7, 8 & 9

PART II   OTHER INFORMATION.............................................................................9

Item 1.   Legal Proceedings.............................................................................9
Item 2.   Changes in Securities.........................................................................9
Item 3.   Defaults Upon Senior Securities...............................................................9
Item 4.   Submission of Matters to a Vote of Security Holders...........................................9
Item 5.   Other Information.............................................................................9
Item 6.   Exhibits and Reports on Form 8-K..............................................................9

          SIGNATURE PAGE................................................................................9

          EXHIBITS.....................................................................................10



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited condensed consolidated financial statements of registrant as of March 31, 2002 and for the three months ended March 31, 2002 and March 31, 2001 follow. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                    Certified Services, Inc. and Subsidiaries
                           Consolidated Balance Sheet


                                                                                     March 31, 2002
                                                                                     --------------
Assets

         Current Assets
           Cash                                                                         3,345,397
           Accounts receivable                                                            839,715
           Prepaid expenses                                                                 7,175
                                                                                        ---------
             Total Current Assets                                                       4,192,287

         Property and equipment, at cost, net of $ 174,498 of                             210,320
         accumulated depreciation
         Excess purchase price over net book value of assets acquired                   5,058,890
         Other Assets                                                                      41,551
                                                                                        ---------

         Total Assets                                                                   9,503,048
                                                                                        =========



Liabilities and Stockholders' Equity
         Current Liabilities
           Accounts payable                                                               365,094
           Accrued expenses                                                             1,035,668
           Note Payable                                                                    86,171
           Current portion of acquisition indebtedness                                    129,805
           Current maturities of capital lease obligations                                 29,695
           Accrued health insurance plan claims                                         1,687,313
           Payroll taxes payable                                                        2,217,402
           Income taxes payable                                                           514,910
           Other Liabilities                                                                3,027
                                                                                       ----------

                  Total Current Liabilities                                             6,069,085


         Acquisition indebtedness, net of current portion                               3,308,103
         Obligations under capital lease, excluding current maturities                     23,618
                                                                                       ----------


Total Liabilities                                                                       9,400,806


         Commitments and Contingencies                                                          -

         Stockholders' Equity

           Preferred stock, $0.001 par value, 5,000,000 shares authorized
           Series B (1,100 shares issued and outstanding)                                       1
           Series C (406.667 shares issued and outstanding)                                     1

           Common stock, $ 0.001 par value, 100,000,000 shares authorized,
              3,421,145 shares issued and outstanding                                       3,421
           Additional paid in capital                                                   1,602,550
           Accumulated (deficit)                                                       (1,503,731)
                                                                                       ----------

                                                                                                -
                                                                                                -


Total Stockholders' Equity                                                                102,242
                                                                                       -----------



Total Liabilities and Stockholders' Equity                                              9,503,048
                                                                                       ==========


                 See notes to consolidated financial statements

                    Certified Services, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                       For the Three Months Ended
                                                               March 31,

                                                           2002           2001
                                                       -----------    -----------

Revenue                                                 69,108,331     30,190,065
                                                       -----------    -----------

Cost of Services

  Payroll, payroll taxes and employee benefits          63,902,761     29,050,610
  Workers compensation insurance and owner operator      2,155,368        901,730
                                                       -----------    -----------
     Total Cost of Services                             66,058,129     29,952,340
                                                       -----------    -----------

Gross Profit                                             3,050,202        237,725
                                                       -----------    -----------

Operating Expenses

  Compensation, payroll taxes and benefits                 466,426        199,349
  Commissions and selling expenses                         752,586         86,981
  General and administrative expenses                      813,191        380,627
  Depreciation                                              13,597         14,392

      Total Operating Expenses                           2,045,800        681,349
                                                       -----------    -----------

Profit or (Loss)  From Operations                        1,004,402       (443,624)
                                                       -----------    -----------

Other Income (Expense)
  Non-recurring income                                     353,658              -
  Interest income                                              750            494
  Interest expense                                         (69,597)             -
                                                       -----------    -----------

      Total Other Income (Expense)                         284,811            494
                                                       -----------    -----------

Income (Loss) Before Income Taxes                        1,289,213       (443,130)

Income Tax Provision                                       514,910              -
                                                       -----------    -----------

Net Income (Loss)                                          774,303       (443,130)
                                                       ===========    ============
Net Income (Loss)  Per Share                                  0.23          (0.13)
                                                       ===========    ============

Weighted Average Number of Common Shares Outstanding     3,421,145      3,421,145
                                                       ===========    ===========

                 See notes to consolidated financial statements

                    Certified Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows




                                                        For the Three Months Ended
                                                                 March 31,

                                                            2002           2001
                                                         -----------    -----------

Net Cash Provided by (Used in) Operating Activities         1,958,104      (895,427)

Cash Flows From Investing Activities

  Purchase of Property and Equipment                                -        (2,438)
  Cash payment of Deposits                                          -       (42,686)
                                                          -----------    ------------
     Net Cash (Used in) Provided By Investing Activities            0       (45,124)
                                                          -----------    ------------

Cash Flows From Financing Activities

  Repayments of Long Term Debt                                (62,508)      (76,108)
  Repayments of Capital Lease Obligations                      (9,775)            -
                                                          -----------    ------------
     Net Cash Provided by (Used in) Financing Activities      (72,283)      (76,108)
                                                          -----------    ------------

Net Increase (Decrease) in Cash                             1,885,821    (1,016,659)
Cash at Beginning of Period                                 1,459,576       542,684
                                                          -----------    ------------
Cash at End of Period                                       3,345,397      (473,975)
                                                          ===========    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

  INFORMATION

  Cash Paid during the Period:


  Interest Expense                                             16,603             -
                                                         -------------   -----------


                 See notes to consolidated financial statements

                    Certified Services, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

         BASIS OF PRESENTATION

           The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

         INCOME TAXES

           For the quarter ended March 31, 2002, income taxes have been computed by applying the applicable statutory Federal and State tax rates to the annualized income of the Company.

           For the quarter ended March 31, 2001, there is no tax benefit as substantially all of the loss is attributable to the activities of the then 'S' corporations which were not subject to corporate income taxes.

         SUBSEQUENT EVENTS

           In May, 2002, the Company executed a Letter of Intent to acquire all of the issued and outstanding capital stock of a professional employee organization operating in the Southeastern United States for an aggregate of $5,700,000 in cash, notes and shares of the Company's common stock, subject to due diligence and execution of a definitive agreement.

         RECENT PRONOUNCEMENT

           In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under this new standard, purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value.

           Certified Services, Inc. and Subsidiaries are currently evaluating the impact of the pronouncement to determine the effect, if any, they may have on the consolidated financial position and results of operations. Certified Services and Subsidiaries are required to adopt this standard in the first quarter of fiscal year 2002.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new products for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using our products for certain applications, delays in our introduction of new products or services, and failure by us to keep pace with emerging technologies.

         When used in this discussion, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.



RESULTS OF OPERATIONS

The following table presents the Company's results of operations for the three months ended March 31, 2002 and 2001, expressed as a percentage of revenues:



                                              For the Three Months Ended
                                                        March 31,

                                                   2002      2001
                                                   ----      ----

Revenue                                            100.0%   100.0%
                                                   -----    -----

Cost of Services

   Salaries, wages, payroll taxes and benefits      92.5     96.2
   Workers' compensation and other costs             3.1      3.0
                                                   -----    -----
Total Cost of Services                              95.6     99.2
                                                   -----    -----

Gross Profit                                         4.4      0.8
                                                   -----    -----

Operating Expenses

   Compensation, payroll taxes and benefits          0.6      0.7
   Commissions and selling expenses                  1.1      0.3
   Other general and administrative expenses         1.2      1.3
   Depreciation and amortization                     0.0      0.0
                                                   -----    -----
Total Operating Expenses                             2.9      2.3
                                                   -----    -----

Income (Loss) From Operations                        1.5     -1.5
                                                   -----    -----
Other Income (Expense)
   Non-recurring income                              0.5      0.0
   Interest income                                   0.0      0.0
   Interest expense                                 -0.1      0.0
                                                   -----    -----
Total Other Income (Expense)                         0.4      0.0
                                                   -----    -----


Income (Loss) Before Income Taxes                    1.9     -1.5

Income Tax Provision (Benefit)                       0.7      0.0
                                                   -----    -----
Net Income (Loss)                                    1.2%    -1.5%
                                                    =====    =====

Net Revenues - Revenues were $69.1 million for the three months ended March 31, 2002 compared to $30.2 for the three months ended March 31, 2001, representing an increase of $38.9 million, or 128.9%. Revenue growth was primarily due to the Company's recruitment growth of sales personnel in the southeastern portion of the country. From March 31, 2001 to March 31, 2002, the number of clients increased 52% from 113 to 172 .

Cost of Services - Cost of services was $66.1 million for the three months ended March 31, 2002, compared to $29.9 million for the three months ended March 31, 2001, representing an increase of $36.1 million or 120.5%. Cost of services was 95.6% of revenue for the three months ended March 31, 2002 and 99.2% of revenue for the three months ended March 31, 2001. Cost of services grew at a slower pace for the first three months of 2002 compared to the same period in 2001 due primarily to the termination of an unprofitable self-funded health insurance program. The termination of this program has reduced the cost of benefits to the Company in 2002. Workers' compensation and other costs increased of $1.2 million or 138.0% for the first three months of 2002. Workers' compensation premium growth is primarily reflective of overall revenue growth. The Company incurred modest premium rate increases reflective of trends in insurance industry pricing.

Gross Profit - Gross Profit was $3.0 million for the three months ended March 31, 2002 compared to $200 thousand for the three months ended March 31, 2001 representing an increase of $2.8 million or 1,183.1%. Gross profit was 4.4% of revenues for the three months ended March 31, 2002 and .8% of revenues for the three months ended March 31, 2001. Gross profit was positively impacted by the termination at December 31, 2001 of the Company's unprofitable self-funded health program. Additionally, gross profit was enhanced by a significant increase in sales volume at more favorable billing rates.

Operating Expenses -- Operating expenses were $2.0 million for the three months ended March 31, 2002 compared to $700 thousand for the three months ended March 31, 2001 representing and increase of $1.3 million or 200.3%. Operating expenses were 3.0% of revenues for the three months ended March 31, 2002, compared to 2.3% for the three months ended March 31, 2001. Additions to personnel staffing and infrastructure to support increased sales volume contributed to the growth of operating expenses in 2002. For the three months ended 2002, the Company retained additional contract labor to advance accounting department productivity. Sales commission expense for the first three months of 2002 increased $600 thousand or 765.2% over the same period in 2001. The growth in sales commission expense is due to the recruitment growth of contract sales personnel.

Other Income (Expense) - Other income and expense were $285 thousand for the three months ended March 31, and $494 for the three months ended March 31, 2001. Other income includes $354 thousand of non-recurring income related to payroll tax refunds for the three months ended March 31, 2002. Interest expense of $69 thousand represents interest expense on acquisition indebtedness for the three months ended March 31, 2002.

Net Income - Net income was $774 thousand for the three months ended March 31, 2002 compared to a net loss of $-443 thousand for the three months ended March 31, 2001 representing an increase of $1.2 million. Net income growth for the first three months of 2002 compared to the first three months of 2001 was favorably impacted by the elimination of the Company's unprofitable health insurance plan as of December 31, 2001, and significant sales volume growth at higher customer billing rates. Additionally, net income for the first three months of 2002 includes $354 thousand of non-recurring income related to payroll tax refunds.

Liquidity and Capital Resources

The Company had approximately $3.3 million in cash and cash equivalents at March 31, 2002. The Company periodically evaluated its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, anticipated levels of health benefit subsidies and other operating cash needs. The Company terminated an unprofitable self-funded health insurance program as of December 31, 2001. The decision to end the health plan has contributed to the return of the Company to profitability. The Company's return to profitability is generating sufficient cash flow to meet it s requirements through 2002. The Company may rely on these same sources, as well as public or private debt and/or equity financing to meet its long term capital needs.

Net cash provided by operating activities was $1.9 million for the three months ended March 31, 2002 compared to net cash used by operating activities of $900 thousand for the three months ended March 31, 2001 representing an increase of $2.8 million.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - The Company from time to time is party to certain pending claims which have arisen from the normal course of doing business, none of which in the opinion of the Company's management, is expected to have a material adverse effect on the consolidated financial position or the results of operations if adversely resolved.

ITEM 2.  CHANGES IN SECURITIES - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K -

(a)  Exhibits:    A      Letter on Unaudited Interim Financial Information

(b)  Reports      None.


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERTIFIED SERVICES, INC.
 (Registrant)

Date:  May 15, 2002




/s/ William Keywan
---------------------------------------
William Keywan, President,
Chief Executive Officer, and Director

                                                                       EXHIBIT A






To the Board of Directors and Stockholders of Certified Services, Inc. and Subsidiaries



We have reviewed the accompanying consolidated balance sheet of Certified Services, Inc. and Subsidiaries as of March 31, 2002 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Rosenberg, Rich, Baker, Berman & Company

Bridgewater, New Jersey
May 13, 2002