Form 10QSB
period 2002-06-30
CERTIFIED SERVICES INC
filed 2002-08-14
CIK 1118326

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________ to
          ______________________.


                           Commission File No: 0-31527

                            CERTIFIED SERVICES, INC.
                     (Name of small business in its charter)

            Nevada                                       88-0444079
      (State or other jurisdiction of incorporation) (IRS Employer Id. No.)

                        477 Madison Avenue, 14th Floor
                              New York, NY  10022-5802
                (Address of Principal Office including Zip Code)

                    Issuer's telephone Number: (212) 751-1414

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

        Common Stock, $.001 par value, 4,813,145 shares at July 31, 2002.


Transitional Small Business Disclosure Format (Check one):  Yes[ ]  NO[X]

                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES

                    Form 10Q-SB - Quarter Ended June 30, 2002

                                      INDEX
                                                                                                                   Page


PART I   FINANCIAL INFORMATION........................................................................................2

Item 1.           Financial Statements................................................................................2
                  Condensed Consolidated Balance Sheet at June 30, 2002 and December 31, 2001.........................3
                  Consolidated Statements of Operations for the Six Months and
                     Three Months Ended June 30, 2002 and June 30, 2001...............................................4
                  Condensed Consolidated Statements of Cash Flows for the Six Months
                     Ended June 30, 2002 and June 30, 2001............................................................5
                  Notes to Condensed Consolidated Financial Statements................................................6
Item 2.           Management's Discussion and Analysis................................................................7


PART II  OTHER INFORMATION...........................................................................................10
Item 2.           Changes in Securities..............................................................................10
Item 4.           Submission of Matters to a Vote of Security Holders................................................11
Item 6.           Exhibits and Reports on Form 8-K...................................................................11

                  SIGNATURES.........................................................................................11

                  EXHIBITS...........................................................................................12



----------------------------------------------


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited condensed consolidated financial statements of registrant as of June 30, 2002 and for the six months ended June 30, 2002 and June 30, 2001 follow. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.





                                         Certified Services, Inc. and Subsidiaries
                                            Condensed Consolidated Balance Sheet


                                                                                            June 30,            December 31,
                                                                                             2002                   2001
                                                                                            -----                   ----
Assets
         Current Assets
            Cash                                                                           $ 2,424,419             $ 1,459,576
            Accounts receivable                                                                808,596                 857,026
            Prepaid expenses                                                                   101,679                       -
                                                                                            ----------              -----------
             Total Current Assets                                                            3,334,694               2,316,602

         Property and equipment, at cost, net of $188,095 and $160,902  of                     196,723                 223,915
            accumulated depreciation, respectively
         Excess purchase price over net book value of assets acquired                        5,058,890               5,058,890
         Other Assets                                                                                                   31,728
                                                                                            ----------              -----------
                                                                                                44,364
Total Assets                                                                               $ 8,634,671             $ 7,631,135
                                                                                           ===========             ===========

Liabilities and Stockholders' Equity
         Current Liabilities
            Current portion of notes payable                                                   750,287                 242,982
            Accounts payable and accrued expenses                                            1,502,258               1,997,953
            Accrued health insurance plan claims                                             1,311,456               1,800,000
            Payroll taxes payable                                                              752,154                 622,577
            Income taxes payable                                                               851,867                       -
            Customer Deposits                                                                        -                 241,240
                                                                                            ----------              -----------
                  Total Current Liabilities                                                  5,168,022               4,904,752
                                                                                             2,742,247               3,406,693
                                                                                            ----------              -----------
         Long Term Liabilities
                                                                                             7,910,269               8,311,445
                                                                                             ---------               ---------
Total Liabilities

Commitments and Contingencies                                                                        -                       -

Stockholders' Equity
          Preferred stock $0.001 par value, 5,000,000 shares authorized
           Series B (1,100 shares issued and outstanding)                                            1                       1
           Series C (406.667 shares issued and outstanding)                                          1                       1
           Common stock, $ 0.001 par value, 100,000,000 shares
              authorized, 4,813,145 and 3,421,145 shares issued and
              outstanding, respecively                                                           4,813                   3,421
           Additional paid in capital                                                        1,716,608               1,602,550
           Accumulated (deficit)                                                              (997,021)             (2,286,283)
                                                                                             --------              ----------
                                                                                               724,402               (680,310)
                                                                                             ---------               ---------
Total Stockholders' Equity

Total Liabilities and Stockholders' Equity                                                 $ 8,634,671             $ 7,631,135
                                                                                           ============            ============



                               See accompanying notes and consolidated financial statements.





                                         Certified Services, Inc. and Subsidiaries
                                      Condensed Consolidated Statements of Operations


                                                                Three Months Ended                Six Months Ended

                                                                     June 30,                         June 30,
                                                               2002            2001             2002             2001
                                                               ----            ----             ----             ----

         Revenue                                             $ 70,662,525    $ 37,237,444     $ 139,770,856    $ 67,427,509
                                                               67,599,215      36,395,067       133,303,686      66,347,407
                                                               ----------      ----------       -----------      ----------
         Cost of Services

         Gross Profit                                           3,063,310         842,377         6,467,170       1,080,102
                                                                ---------         -------         ---------       ---------

         Operating Expenses
           Compensation and Benefits                              458,829         380,018           925,255         586,399
           Selling                                                759,165          59,268         1,511,751         150,184
           General and administrative                             925,033         516,578         1,751,834         900,630
           Interest                                                68,353          53,718           137,201          53,224
                                                                 --------        --------         ---------        --------

                      Total Operating Expenses                  2,211,380       1,009,582         4,326,041       1,690,437
                                                                ---------       ---------         ---------       ---------
         Income (Loss) Before Income Taxes                        851,930       (167,205)         2,141,129       (610,335)
         Income Tax Provision                                     336,957              0            851,867              0
                                                                ---------       ---------         ---------       ---------
         Net Income (Loss)                                     $  514,973     $ (167,205)         $1,289,262     $ (610,335)
                                                               ==========     ===========         ==========     ===========

         Net Income (Loss)  Per Share - Basic                      $ 0.12        $.(0.05)            $.0.33        $.(0.18)
                                                                   ======        ========            ======        ========

         Net Income (Loss) Per Share - Fully Diluted               $.0.03        $.(0.05)            $.0.07        $.(0.18)
                                                                   ======        ========            ======        ========

         Weighted Average Common Shares Outstanding:
                Basic                                           4,273,395       3,421,145         3,908,145       3,421,145
                                                                =========       =========         =========       =========

                Fully Diluted                                  19,340,062       3,421,145        18,974,812       3,421,145
                                                               ==========       =========        ==========       =========




          See accompanying notes and consolidated financial statements.




                    Certified Services, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows



                                                                                     For the Six Months Ended
                                                                                             June 30,
                                                                                             --------
                                                                                   2002                     2001
                                                                                   ----                     ----

Cash Flows From Operating Activities
    Net Income (Loss)                                                                 $ 1,289,262               $  (610,335)
                                                                                      -----------               -----------
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operations
        Depreciation                                                                       27,192                    29,527
        Decrease (Increase) in Assets
             Accounts receivable                                                           48,430                   171,617
             Prepaid expenses and deposits                                               (101,679)                        -
             Other assets                                                                 (12,636)                        -
        Increase (Decrease) in Liabilities
             Accounts payable and accrued expenses                                       (495,695)               (1,278,701)
             Accrued health insurance plan claims                                        (373,094)                   (7,881)
             Payroll taxes payable                                                        129,577                   211,622
             Customer deposits                                                           (241,240)                        -
             Income taxes payable                                                         851,867                         -
                                                                                      -----------               -----------
        Net Cash Provided by (Used in) Operating Activities                             1,121,984                (1,484,151)
                                                                                      -----------               -----------

Cash Flows From Investing Activities
    Purchase of Property and Equipment                                                          -                    (2,438)
    Cash payment of Deposits and Other Assets                                                   -                    72,393
                                                                                      -----------               -----------
       Net Cash (Used in) Provided By Investing Activities                                      0                    69,955
                                                                                      -----------               -----------

Cash Flows From Financing Activities
    Repayments of Long Term Debt                                                         (157,141)                  (97,283)
    Repayments of Capital Lease Obligations                                                     -                   231,767
                                                                                      -----------               -----------
        Net Cash Provided by (Used in) Financing Activities                              (157,141)                  134,484
                                                                                      -----------               -----------
Net Increase (Decrease) in Cash                                                           964,843                (1,279,712)
Cash at Beginning of Period                                                             1,459,576                   587,794
                                                                                      -----------               -----------
Cash at End of Period                                                                 $ 2,424,419               $  (691,918)
                                                                                      ===========               ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
          INFORMATION Cash Paid during the Period:
                                                                                      $   137,201               $    53,224
                                                                                      ===========               ===========
    Interest Expense


          See accompanying notes and consolidated financial statements






                    Certified Services, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months and three months ended June
30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

COST OF SERVICES

    Cost of services is comprised of the following:

                                                    Three Months Ended June 30,              Six Months Ended June 30,
                                                    ---------------------------              -------------------------

                                                         2002               2001                2002                 2001
                                                         ----               ----                ----                 ----

    Payroll                                          $ 60,297,378      $ 31,678,484        $ 117,903,735        $ 56,253,272

    Payroll taxes                                       5,040,397         2,793,315           10,639,252           5,386,750

    Employee benefits                                     321,101           713,457              664,820           2,595,844

    Workers compensation insurance                      1,940,339         1,209,811            4,095,879           2,111,541
                                                        ---------         ---------            ---------           ---------

                                                     $ 67,599,215      $ 36,395,067        $ 133,303,686        $ 66,347,407
                                                     =============     =============       ==============       =============


INCOME TAXES

During the six months ended June 30, 2002, income taxes have been computed by applying the applicable statutory Federal and State tax rates to the annualized income of the Company. For the six months ended June 30, 2001, there is no tax benefit as substantially all of the loss is attributable to the activities of the then S corporations, which were not subject to corporate income taxes.

SUBSEQUENT EVENTS

The Company contracted to acquire 20% of the issued and outstanding shares of The Cura Group, Inc. and The Cura Group III, Inc during July 2002, and the remaining 80% on or before December 30, 2002. The Cura Group, with offices in Ft. Lauderdale, FL is engaged in offedring PEO services. The aggregate purchase price for 100% of the shares is 2,000,000 shares of the Company's common stock, $136,111 in cash, and promissory notes in the amount of $2,313,889.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

 RESULTS OF OPERATIONS

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

Three Months Ended June 30, 2002 and June 30, 2001.

The following table presents the Company's results of operations for the three months ended June 30, 2002 and 2001:

                                   THREE MONTHS
                                   ENDED JUNE 30,
                              -----------------------
                              2002               2001              % Change
                              ----               ----              --------
                             (in thousands, except per share data)

Revenue                       $ 70,662           $ 37,237               89.8%
Cost of Services                67,599             36,395               85.7%
Gross Profit                     3,063                842              263.6%
Operating Expenses               2,211                809              119.0%
Net Income                    $    515           $  (167)              408.0%


Revenues - Revenues were $70.7 million for the three months ended June 30, 2002 compared to $37.2 for the three months ended June 30, 2001, representing an increase of $33.5 million, or 89.8%. Revenue growth was primarily due to the Company's continued expansion of its sales force resulting in a substantial increase in the number of worksite employees paid per month. For the quarter ended June 30, 2002, the number of clients increased from 150 to 172 from a year ago period representing an increase of 14.7%.

Cost of Services - Cost of services was $67.6 million for the three months ended June 30, 2002, compared to $36.4 million for the three months ended June 30, 2001, representing an increase of $31.2 million or 85.7%. Cost of services was 95.7% of revenue for the three months ended June 30, 2002 and 97.7% of revenue for the three months ended June 30, 2001. Cost of services grew at a slower pace for the second quarter of 2002 compared to the same period in 2001 due primarily to the termination of an unprofitable self-funded health insurance program. The December 31, 2001 termination of this program has reduced the cost of benefits to the Company in 2002. Workers' compensation premium increased $730 thousand or 60.3% for the second quarter of 2002. Workers' compensation premium growth is primarily reflective of overall revenue growth. The Company incurred modest premium rate increases reflective of trends in insurance industry pricing.

Gross Profit - Gross Profit was $3.1 million for the three months ended June 30, 2002 compared to $842 thousand for the three months ended June 30, 2001 representing an increase of $2.2 million or 263.6%. Gross profit was 4.3% of revenues for the three months ended June 30, 2002 and 2.3% of revenues for the three months ended June 30, 2001. Gross profit was positively impacted by the termination at December 31, 2001 of the Company's unprofitable self-funded health program. Additionally, gross profit was enhanced by a significant increase in new customers at higher billing rates for administrative fees.

Operating Expenses - Operating expenses were $2.2 million for the three months ended June 30, 2002 compared to $1.0 million for the three months ended June 30, 2001 representing and increase of $1.2 million or 119.0%. Operating expenses were 3.1% of revenues for the three months ended June 30, 2002, compared to 2.7% for the three months ended June 30, 2001. During the second quarter of 2002 the Company's operating expenses were impacted by a strategic initiative to migrate to ScorPEO, a new core software platform for payroll, human resources and customer billing.

Selling expense for the first three months of 2002 increased $700 thousand or 1180.9% over the same period in 2001 reflecting an increase in revenue growth from commissioned agents.

Net Income - Net income was $515 thousand for the three months ended June 30, 2002 compared to a net loss of $(167) thousand for the three months ended June 30, 2001 representing an increase of $682 thousand. Net income growth for the first three months of 2002 compared to the first three months of 2001 was favorably impacted by the elimination of the Company's unprofitable health insurance plan as of December 31, 2001, and significant sales volume growth at higher administrative fee billing rates.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001.

The following table presents the Company's results of operations for the six months ended June 30, 2002 and 2001:

                                  SIX MONTHS ENDED
                                   ENDED JUNE 30,
                                   --------------
                             2002                  2001             % Change
                             -----                 -----            ---------
                            (in thousands, except per share data)

 Revenue                     $139,770             $67,428            107.3%
 Cost of Services             133,304              66,347            100.9%
 Gross Profit                   6,467               1,080            498.8%
 Operating Expenses             4,326               1,690            155.9%
 Net Income                     1,289               (610)            311.2%

 -------------------------------------------------------------------------------


Revenues - Revenues were $139.8 million for the six months ended June 30, 2002 compared to $67.4 for the six months ended June 30, 2001, representing an increase of $72.4 million, or 107.3%. Revenue growth was driven primarily by the Company's expansion of sales commission agents in the southeastern portion of the country. From June 30, 2001 to June 30, 2002, the number of clients increased 24% from 139 to 172.

Cost of Services - Cost of services was $133.3 million for the six months ended June 30, 2002, compared to $66.3 million for the six months ended June 30, 2001, representing an increase of $67.0 million or 100.9%. Cost of services was 95.4% of revenue for the six months ended June 30, 2002 and 98.4% of revenue for the six months ended June 30, 2001. Cost of services grew at a slower pace for the first six months of 2002 compared to the same period in 2001 due primarily to the termination of an unprofitable self-funded health insurance program. The termination of this program has reduced the cost of benefits to the Company in 2002. Workers' compensation premium increased $730 thousand or 60.3% for the second quarter of 2002. Workers' compensation premium growth is primarily reflective of overall revenue growth. The Company incurred modest premium rate increases reflective of trends in insurance industry pricing.

Gross Profit - Gross Profit was $6.5 million for the six months ended June 30, 2002 compared to $1.1 million for the six months ended June 30, 2001 representing an increase of $5.4 million or 498.8%. Gross profit was 4.6% of revenues for the three months ended June 30, 2002 and 1.6% of revenues for the three months ended June 30, 2001. Gross profit was positively impacted by the termination at December 31, 2001 of the Company's unprofitable self-funded health program. In addition, gross profit was enhanced for the six months ended June 30, 2002 over the year ago period by a significant increase in sales volume at higher administrative fee billing rates.

Operating Expenses - Operating expenses were $4.3 million for the six months ended June 30, 2002 compared to $1.7 million for the six months ended June 30, 2001 representing and increase of $2.6 million or 155.9%. Operating expenses were 3.1% of revenues for the six months ended June 30, 2002, compared to 2.5% for the six months ended June 30, 2001. Additions to personnel staffing and infrastructure to support increased sales volume contributed to the growth of operating expenses in 2002.

In addition, operating expenses increased in 2002 resulting from technology initiatives. The Company is upgrading its core application for payroll processing, human resources and customer billing.

Selling expense for the first six months of 2002 increased 1.4 million or 906.6% over the same period in 2001. The growth in sales commission expense is due to the recruitment growth of contract sales personnel.

Net Income - Net income was $1.3 million for the six months ended June 30, 2002 compared to a net loss of $-610 thousand for the six months ended June 30, 2001 representing an increase of $1.9 million. Net income growth for the first six months of 2002 compared to the first six months of 2001 was favorably impacted by the elimination of the Company's unprofitable health insurance plan as of December 31, 2001, and significant sales volume growth at higher administrative fee billing rates.

Liquidity and Capital Resources

The Company had approximately $2.4 million in cash and cash equivalents at June 30, 2002. The Company periodically evaluated its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, anticipated levels of health benefit subsidies and other operating cash needs. The Company terminated an unprofitable self-funded health insurance program as of December 31, 2001. The decision to end the health plan has contributed to the return of the Company to profitability. The Company's return to profitability is generating sufficient cash flow to meet it s requirements through 2002. The Company may rely on these same sources, as well as public or private debt and/or equity financing to meet its long term capital needs.

Net cash provided by operating activities was $1.1 million for the six months ended June 30, 2002 compared to net cash used by operating activities of $1.5 million for the six months ended June 30, 2001 representing an increase of $2.6 million.


PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES - During April 2002 the Company issued 425,000 shares of its common stock, valued at $0.05 per share, in completion of Midwest Merger Management, LLC's acquisition of the Company from its founders in November 2001, and 150,000 shares of its common stock, valued at $0.10 per share, in completion of the Company's acquisition of America's PEO Holdings, Inc., which also took place in November 2001. In May 2002, the Company issued 767,000 shares of common stock in exchange for services received from its merchant banker, valued at $76,700, in connection with the Company's recapitalization and business acquisition.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - On August 7, 2002, pursuant to a Written Consent to Action by the Board of Directors and a Majority of the Stockholders, and in accordance with the applicable sections of the Nevada Revised Statutes, the Registrant's Board of Directors was expanded from three to seven members. Messrs Kewan and Wagenseller, two of the Registrant's three interim directors resigned and were replaced with Raymond MacCartha, Thomas Cunningham, Anthony R. Russo, and Ivan Dobrin. Mr. Scott Zoppoth, the third interim director, was elected as a full term director. Each of the Registrant's directors was elected to serve until the next annual meeting of the Registrant's stockholders or until their respective successors are duly elected.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K -

(a)  Exhibits:    A -  Letter on Unaudited Interim Financial Information

(b)  Reports:     None.


                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERTIFIED SERVICES, INC.



By: /s/ Anthony R. Russo
    ------------------------
         Anthony R. Russo
         Chief Executive Officer



By: /s/ Thomas Cunningham
    ------------------------
         Thomas Cunningham
         Chief Financial Officer



Dated: August 14, 2002