Form 10QSB
period 2002-09-30
CERTIFIED SERVICES INC
filed 2002-11-15
CIK 1118326

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10Q-SB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                               September 30, 2002
                               ------------------

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________ to ______________________.


                           Commission File No: 0-31527


                            CERTIFIED SERVICES, INC.
                            ------------------------
                     (Name of small business in its charter)

             Nevada                                            88-0444079
(State or other jurisdiction of incorporation)           (IRS Employer Id. No.)

                         477 Madison Avenue, 12th Floor
                             New York, NY 10022-5802
                (Address of Principal Office including Zip Code)

                    Issuer's telephone Number: (212) 308-8700

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

         Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes...... No .....

APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $.001 par value, 8,222,811 shares at October 31, 2002.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]  NO [X]

                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES
                 Form 10Q-SB - Quarter Ended September 30, 2002

                                      INDEX

                                                                                                              Page

PART I   FINANCIAL INFORMATION.................................................................................2

Item 1.    Financial Statements................................................................................2
           Condensed Consolidated Balance Sheets at September 30, 2002 and
              December 31, 2001................................................................................3
           Consolidated Statements of Operations for the Nine Months and
              Three Months Ended September 30, 2002 and September 30, 2001.....................................4
           Condensed Consolidated Statements of Stockholders' Equity for the
              Nine Months Ended September 30, 2002 and Year Ended December 31, 2001............................5
           Condensed Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2002 and September 30, 2001..................................................6
           Notes to Condensed Consolidated Financial Statements.............................................7-10
Item 2.    Management's Discussion and Analysis............................................................10-13


PART II  OTHER INFORMATION....................................................................................14
Item 2.    Changes in Securities..............................................................................14
Item 6.    Exhibits and Reports on Form 8-K...................................................................14

         SIGNATURES...........................................................................................14
         CERTIFICATIONS.......................................................................................15

         EXHIBITS.............................................................................................17



----------------------------------------



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited condensed consolidated financial statements of Registrant as of September 30, 2002 and for the nine months ended September 30, 2002 and September 30, 2001 follow. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                    Certified Services, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                                                       September 30,         December 31,

                                                                                           2002                  2001
                                                                                           ----                  ----
Assets
         Current Assets
                 Cash                                                            $          173,459   $     1,459,576
            Cash, restricted                                                              2,648,091                 -
            Accounts receivable                                                           2,619,750           857,026
            Prepaid expenses                                                                632,889                 -
            Security deposits                                                             9,000,000                 -
                                                                                       ------------       -----------
             Total Current Assets                                                        15,074,189         2,316,602

         Property and equipment, at cost, net of $626,359 and $160,902 of
            accumulated depreciation, respectively                                          660,582           223,915
         Excess purchase price over net book value of assets acquired                    10,548,805         5,058,890
         Other assets                                                                       192,670            31,728
                                                                                       ------------       -----------
Total Assets                                                                      $      26,476,246   $     7,631,135
                                                                                       ============       ===========

Liabilities and Stockholders' Equity
         Current Liabilities
                 Current portion of notes payable                                 $       1,914,148   $       242,982
            Accounts payable                                                              2,776,883           573,224
            Accrued expenses                                                              4,651,727         3,465,969
            Payroll taxes payable                                                         1,578,133           622,577
            Income taxes payable                                                            525,000                 -
                                                                                       ------------       -----------
                  Total Current Liabilities                                              11,445,891         4,904,752

         Long term notes payable                                                          2,987,639         3,406,693
                                                                                       ------------       -----------

Total Liabilities                                                                        14,433,530         8,311,445
                                                                                       ------------       -----------

Stockholders' Equity
          Preferred stock $0.001 par value, 5,000,000 shares authorized
           Series A (80 shares issued and outstanding)                                            1                 -
           Series B (1,100 shares issued and outstanding)                                         1                 1
           Series C (-0- and 406.667 shares issued and outstanding)                               -                 1
           Common stock, $ 0.001 par value, 100,000,000 shares authorized,
           8,222,811 and 3,421,145 shares issued and outstanding                              8,222             3,421
           Additional paid in capital                                                    12,320,480         1,602,550
           Accumulated (deficit)                                                          (285,988)       (2,286,283)
                                                                                       ------------       -----------

Total Stockholders' Equity                                                               12,042,716         (680,310)
                                                                                       ------------       -----------

Total Liabilities and Stockholders' Equity                                        $      26,476,246   $    7,631,135
                                                                                       ============       ===========



          See accompanying notes and consolidated financial statements.

                    Certified Services, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations


                                                                Three Months Ended                Nine Months Ended

                                                                  September 30,                     September 30,
                                                               2002            2001             2002             2001
                                                               ----            ----             ----             ----

         Service Revenue                                    $ 177,833,261     $45,549,904     $ 317,604,116    $112,977,413
         Cost of Services                                     172,453,338      44,591,399       305,757,024     110,938,703
                                                              -----------      ----------       -----------     -----------

         Gross Profit                                           5,379,923         958,505        11,847,092       2,038,710
                                                              -----------      ----------       -----------     -----------

         Operating Expenses
           Compensation and Benefits                            1,943,607         171,271         2,805,823         757,670
           Marketing and Selling                                1,318,912         234,596         2,951,767         384,780
           General and Administrative                           1,815,796         519,743         3,509,567       1,420,373
           Interest Expense                                       (82,561)         25,511            54,640          78,838
                                                              -----------      ----------       -----------     -----------
                      Total Operating Expenses                  4,995,754         951,121         9,321,797       2,641,661
                                                              -----------      ----------       -----------     -----------
         Income (Loss) Before Income Taxes                        384,169           7,384         2,525,295        (602,951)

         Income Tax (Benefit ) Provision                         (326,867)              -           525,000               -
                                                              -----------      ----------       -----------     -----------
         Net Income (Loss)                                   $    711,036           7,384         2,000,295        (602,951)
                                                              ===========      ==========       ===========     ===========

         Net Income (Loss) Per Share                                 $.10            $.00              $.40          $(.18)
                                                                     ====            ====              ====          ======
         Fully Diluted Income (Loss) Per Share                       $.10            $.00              $.40          $(.18)
                                                                     ====            ====              ====          ======
              Weighted Average Number of
                 Common Shares Outstanding:

         Basic                                                  6,949,978       3,421,145         5,034,378       3,421,145
                                                                =========       =========         =========       =========
         Fully Diluted                                          6,949,978       3,421,145         5,034,378       3,421,145
                                                                =========       =========         =========       =========



          See accompanying notes and consolidated financialstatements.

                   Certified Services, Inc. and Subsidiaries
           Condensed Consolidated Statements of Stockholders' Equity


                                      Preferred Stock A  Preferred Stock B   Preferred Stock C       Common Stock
                                      Shares    Amount   Shares    Amount     Shares     Amount     Shares     Amount
                                     ---------------------------------------------------------------------------------

Balance, January 1, 2001                  -      $ -         -       $ -           -      $ -    3,421,145  $ 3,421
Issuance of shares for cash               -        -     1,100         1           -        -            -        -
Issuance of shares for purchase
   of APEO Holdings, Inc.                 -        -         -         -     406.667        1            -        -
Reorganization pursuant to
   reverse acquisition                    -        -         -         -           -        -            -        -
Transitional period net income
   of Omni Financial Services, Inc.       -        -         -         -           -        -            -        -
Net loss                                  -        -         -         -           -        -            -        -

                                     ---------------------------------------------------------------------------------
Balance, December 31, 2001                -        -     1,100         1     406.667        1    3,421,145    3,421

Issuance of shares in completion
   of reorganization in 2001              -        -         -         -           -        -      725,000      725
Issuance of shares for services in
   reorganization and acquisitions        -        -         -         -           -        -      945,000      945
Issuance of shares for purchase
   The Cura Group, Inc.                   -        -         -         -           -        -    2,000,000    2,000
Shares issued for cash                    -        -         -         -           -        -      281,666      281
Exchange of shares resolving
   purchase of APEO Holdings, Inc.        -        -         -         -    (406.667)      (1)     850,000      850
Issuance of shares  for credit facility  80        1
Net income                                -        -         -         -           -        -            -        -

                                     ---------------------------------------------------------------------------------
                                         80      $ 1     1,100       $ 1           -      $ -    8,222,811   $8,222
                                     =================================================================================



                                        Additional      Retained
                                           Paid-in       Earnings
                                           Capital      (Deficit)        Total
                                     --------------------------------------------

Balance, January 1, 2001                  $ 95,885   $ (1,688,095)  $ (1,588,789)
Issuance of shares for cash              1,099,999              -      1,100,000
Issuance of shares for purchase
   of APEO Holdings, Inc.                  406,666              -        406,667
Reorganization pursuant to
   reverse acquisition                           -        (50,767)       (50,767)
Transitional period net income
   of Omni Financial Services, Inc.              -        186,470        186,470
Net loss                                         -       (733,891)      (733,891)

                                     --------------------------------------------
Balance, December 31, 2001               1,602,550     (2,286,283)      (680,310)

Issuance of shares in completion
   of reorganization in 2001                35,525              -         36,250
Issuance of shares for services in
   reorganization and acquisitions          93,555              -         94,500
Issuance of shares for purchase
   The Cura Group, Inc.                    498,000              -        500,000
Shares issued for cash                      91,700              -         91,981
Exchange of shares resolving
   purchase of APEO Holdings, Inc.            (849)             -              -
Issuance of shares  for credit facilit   9,999,999                    10,000,000
Net income                                       -      2,000,295      2,000,295

                                     --------------------------------------------
                                      $ 12,320,480     $ (285,988)  $ 12,042,716
                                     ============================================


                   Certified Services, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                                     For the Nine Months Ended
                                                                                           September 30,
                                                                                           -------------
                                                                                   2002                     2001
                                                                                   ----                     ----

Cash Flows From Operating Activities
    Net Income (loss)                                                     $         2,000,295 $         ($602,951)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation                                                                  116,583             14,392
        Common stock issued for services                                              130,750
      Decrease (increase) in Assets
             Accounts receivable                                                   (1,762,724)          (255,407)
             Prepaid expenses                                                        (632,889)            42,686
             Restricted cash                                                       (2,648,091)                 -
             Other assets                                                            (160,942)            11,386
        Increase (decrease) in Liabilities
             Accounts payable and accrued expenses                                  3,389,417           (610,502)
             Payroll taxes payable                                                    955,556            348,947
             Income taxes payable                                                     525,000                  -
                                                                                   ----------         ----------
         Net Cash Provided By (Used In) Operating Activities                        1,912,955
                                                                                   ----------         ----------

Cash Flows From Investing Activities
    Purchase of property and equipment                                               (553,250)                 -
     Excess price over book value - The Cura Group                                 (8,198,449)                 -
     Cancellation of note payable                                                   2,708,534                  -
     Cash payment of deposits and other assets                                              -             (2,437)
                                                                                   ----------         ----------
       Net Cash (used in) Provided By Investing Activities                         (6,043,165)            (2,437)
                                                                                   ----------         ----------

Cash Flows From Financing Activities
    Proceeds from short term note payable                                           1,671,166                  -
    Reduction of long term note payable                                              (419,054)           (32,838)
    Proceeds from issuance of common stock                                            591,981                  -
     Issuance of preferred stock series A                                           1,000,000                  -
                                                                                   ----------         ----------
        Net Cash Provided By (Used In) Financing Activities                         2,844,093            (32,838)
                                                                                   ----------         ----------

Net Decrease in Cash                                                               (1,286,117)        (1,086,724)
Cash at Beginning of Period                                                         1,459,576            542,684
                                                                                   ----------         ----------
Cash (Overdraft) at End of Period                                          $          173,459 $          544,040
                                                                                   ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
          INFORMATION Cash paid during the period:
       Interest Expense                                                    $           54,640 $           78,838
                                                                                   ==========         ==========
       Income Taxed                                                        $          525,000 $                -
                                                                                   ==========         ==========


          See accompanying notes and consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

         Additional paid in capital was credited in 2001 upon the issuance of 1,100 shares of Series B preferred stock.

         Capital stock accounts and additional paid in capital were adjusted in 2002 for the following:


                  The exchange of 406.667 of Preferred stock Series C for
                           850,000 shares of common stock                                         $0
                  The issuance of 80 shares of Preferred stock Series A for
                           credit facility availability                                   $9,000,000


                  In 2002, the Company purchased 20% of the issued and outstanding shares of the Cura Group in an acquisition with the following components:

                  Liabilities assumed in excess of assets                                 $5,248,449
                  Stock issued - 2,000,000 of common stock                                  $500,000
                  Promissory note                                                         $2,313,889
                  Promissory note                                                           $136,111


        In September, 2002, notes payable to former shareholders of APEOH were amended and reduced by $2,708,534.

                                                                              6a

                    Certified Services, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 2001 supplemented by the notes included herein.

Acquisitions

In July 2002, the Registrant acquired 20% of the issued and outstanding shares of The Cura Group ("CURA"), and contracted to acquire the remaining 80% on or before December 30, 2002. CURA, with offices in Ft. Lauderdale and Tampa, FL, is a Professional Employer Organization comprised of three Florida corporations:
The Cura Group, Inc.; its wholly-owned subsidiary The Cura Group II, Inc.; and The Cura Group III, Inc. The aggregate purchase price of CURA is comprised of 2,000,000 shares of the Registrant's common stock valued at $.25 per share and two promissory notes in the amounts of $2,313,889 and $136,111.

The operations of CURA are included in the accompanying consolidated statement of operations from the date of acquisition, July 1, 2002 through September 30, 2002. The pro forma unaudited consolidated statements of operations for the six months ended June 30, 2002 and the full year ended December 31, 2001 for the Registrant appear below:

                                                        Six Months Ended           Year Ended
                               (in thousands)             June 30, 2002         December 31, 2001
                                                      ----------------------  ----------------------
Revenue                                                          $ 177,184               $ 241,207
Cost of services                                                   174,459                 239,570
Gross Profit                                                         2,725                   1,637
Operating Expenses                                                   5,636                   6,805
Net Income                                                       $  (2,911)              $  (5,168)
                                                                 =========               =========


During November 2001, the Registrant acquired all of the issued and outstanding shares of America's PEO Holdings ("APEO"), for 406,667 shares of Preferred stock (convertible into 4,066,667 common shares), $1,100,000 cash, and notes aggregating $4,200,000, which was accounted for as a reverse merger. During September, 2002 the Registrant and the sellers of APEO agreed that due to unforeseen changes in industry and economic conditions since the date of merger, the original agreement did not reflect the intent of the parties. Accordingly, the parties cancelled the 406,667 preferred shares in exchange for 850,000 common shares, cancelled $3,200,000 of the notes payable, and lengthened the payment term of the remaining note balance by ten months.

Security Deposits

At September 30, 2002, the Registrant's gross payroll subject to workers compensation insurance claims approximated $652,000,000 on an annual basis. The premium expense associated with the Registrant's management of worksite employee risk approximates $21,200,000 per year. An integral part of the relationship with the entities participating in the Registrant's risk management program involves the retention by those entities of a significant amount of security deposits. The Registrant fulfills this requirement with letters of credit, expiring through October 2003.

Accrued Expenses

At September 30, 2002 and December 31, 2001 accrued expenses consisted of the following:

                                                  September 30, 2002           December 31, 2001
                                                  ------------------           -----------------
Workers compensation payable                                  -                    $ 751,570
Customer deposits (1)                                 1,648,614                      241,240
Accrued health insurance plan claims                    854,752                    1,800,000
Employee benefits payable                             1,137,350                      133,184
Other accrued expenses                                1,011,011                      539,975
                                                     -----------                 ------------
                                                    $ 4,651,727                  $ 3,465,969
                                                    ============                 ============

(1) At September 30, 2002, Registrant is also the beneficiary of customers' letters of credit of $1,193,000, resulting in an aggregate of customer performance security held of $2,841,614


Long Term Indebtedness

At September 30, 2002 and December 31, 2001 long-term indebtedness consisted of the following:

                                                                                September 30, 2002            December 31, 2001
                                                                          -------------------------    -------------------------
$3,129,000  revolving  line  of  credit,  expiring  December  16,  2002,                $1,095,000                     $      -
with  interest  at  prime  plus  1% per  annum,  collateralized  by cash deposits of $2,648,091.
Non-interest bearing promissory note of $3,200,000 payable in four                               -                    2,649,702
equal installments commencing April 15, 2003, net of an 8% present value discount.
Non-interest bearing promissory note of $1,000,000 payable in equal                        718,580                      821,990
monthly installments over 60 months commencing January 10, 2002.
6% promissory notes in the aggregate amount of $2,450,000 payable in 34                  2,450,000                            -
equal monthly installments commencing January 3, 2003.
Non-interest bearing promissory note of $ 550,003, related to the                          550,003                            -
Registrant's working capital requirements
Capital lease agreements, expiring through 2004                                             66,661                       63,088
Non-interest bearing note of $200,000, payable in 24 monthly
installments beginning April, 2001.                                                         21,543                      114,895
                                                                                         ----------                   ----------
                                                                                        $4,901,787                   $3,649,675
Less: current portion                                                                    1,914,148                      242,982
                                                                                        ----------                   ----------
                                                                                        $2,987,639                   $3,406,693
                                                                                        ===========                  ==========


Cost of Services

Cost of services is comprised of the following:

                                                Three Months Ended September 30,          Nine Months Ended September 30,
                                                --------------------------------          -------------------------------

                                                    2002                 2001                 2002                 2001
                                                    ----                 ----                 ----                 ----
Payroll                                   $    153,499,590      $    38,550,630      $   271,483,495      $    95,098,196
Payroll taxes                                   11,726,898            3,421,465           22,404,460            8,664,425
Employee benefits                                2,050,800            1,322,393            2,597,140            3,664,360
Workers compensation insurance                   5,176,050            1,296,911            9,271,929            3,511,722
                                               -----------           ----------          -----------          -----------
                                          $    172,453,338      $    44,591,399      $   305,757,024      $   110,938,703
                                               ===========           ==========          ===========          ===========


Income Taxes

During the nine months ended September 30, 2002, income taxes have been computed by applying the applicable statutory Federal and State tax rates to the annualized income of the Registrant, net of an equivalent reduction for disbursements of The CURA Group that were previously not deducted and therefore available to the Registrant post-acquisition. The amount of such expenses was estimated at $1,200,000 at September 30, 2002.

For the nine months ended September 30, 2001, there is no tax benefit as substantially all of the loss is attributable to the activities of the then S corporations, which were not subject to corporate income taxes.

Preferred Stock - Series A

On September 25, 2002, the Registrant issued 80 shares of its Preferred Stock - Series A, $.001 par value, in exchange for $1,000,000 in cash and a revolving credit facility of not less than $9,000,000 for a period of five years through September 2007. The Series A Preferred Shares are entitled to a 3% dividend, payable monthly, and redeemable at the end of the credit facility's five-year term. At September 30, 2002, the Registrant has been provided with an aggregate of $10,420,000 of letters of credit expiring through November 2003, pursuant to the $9,000,000 minimum.

Subsequent Event

On October 31, 2002, and pursuant to a Stock Purchase Agreement, CURA agreed to acquire all of the issued and outstanding shares of common stock of StaffAmerica, Inc., a South Carolina based professional employer organization, from BACE International, Inc. The parties agreed that the purchase price shall be mutually determined upon completion of the Registrant's due diligence investigation of StaffAmerica. Simultaneously, the parties executed a Management Agreement, and Addendum wherein, CURA and senior management of StaffAmerica agreed to co-manage StaffAmerica's customer accounts and business operations until the acquisition of StaffAmerica is completed.

ITEM 2.  Managements Discussion and Analysis

Results of Operations

The following discussion contains forward-looking statements regarding us, the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, the Registrant's ability to successfully develop new products for new markets; the impact of competition on its revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using its products for certain applications, delays in its introduction of new products or services, and failure by the Registrant to keep pace with emerging technologies.

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

Quarters Ended September 30, 2002 and September 30, 2001.

The following table presents the Registrant's results of operations for the three months ended September 30, 2002 and 2001:

                                                     Three Months Ended
                                                        September 30,

                                               2002               2001              % Change
                                               ----               ----              --------
                                                                (in thousands)
Revenue                                  $ 177,833           $ 45,550              290.4%
Cost of services                           172,453             44,592              286.7%
Gross Profit                                 5,380                958              461.3%
Operating Expenses                           4,995                951              425.2%
Net Income                               $     711           $      7             9529.4%
                                         =========           ========             =======


Revenues - Revenues were $178.0 million for the three months ended September 30, 2002 ("3M2") compared to $45.5 for the three months ended September 30, 2001 ("3M1"), representing an increase of $132.2 million, or 290.4%. Significant growth of the revenue base was provided by the Registrant's acquisition of CURA during 3Q2. CURA contributed revenue of $109.5 million representing 83% of the overall revenue increase for 3Q2. Additionally, revenue growth was principally attributable to the Registrant's continued expansion of its sales efforts resulting in a substantial increase in the number of worksite employees paid per month.

During 3Q2 the number of clients increased to 963 compared to 163 during 3M1, representing an increase of 490.8%. In September 2002, the Registrant implemented a general price increase that is expected to result in additional $780 thousand of additional gross revenue in future quarterly reporting periods. The addition of CURA contributed 782 clients or 98% of the overall increase for 3Q2 over 3Q1. The number of paid worksite employees at September 30, 2002 increased to 32,962 compared to 6,279 at September 30, 2001, representing an increase of 26,683 or 425.0%.

Cost of Services - Cost of services was $172.4 million for 3Q2, compared to $44.6 million for 3Q1, representing an increase of $127.8 million or 286.7%. Cost of services was 97% of revenue for 3Q2 and 97.9% of revenue for 3Q1. CURA contributed $106.7 million in cost of services representing 83% of the overall increase in cost of services for 3Q2. Cost of services grew at a slower pace for 3Q2 compared to 3Q1 due primarily to the termination of an unprofitable self-funded health insurance program. The December 2001 termination of this program has reduced the cost of benefits to the Registrant throughout 2002.

Gross Profit - Gross Profit was $5.4 million for 3Q2 compared to $958 thousand for 3Q1 representing an increase of $4.4 million or 461.3%. Gross profit was 3.0% of revenues for 3Q2 and 2.1% of revenues for 3Q1. CURA positively impacted gross profit by $2.8 million representing 63% of the overall increase in gross profit for 3Q2 compared to 3Q1. Gross profit was positively impacted by the termination of the Registrant's unprofitable self-funded health program in December 2001. Additionally, gross profit was enhanced by a significant increase in new customers at higher billing rates for administrative fees.

Operating Expenses - Operating expenses were $5.0 million for 3Q2 compared to $951 thousand for 3Q1 representing and increase of $4.1 million or 425.2%. Operating expenses were 2.8% of revenues for 3Q2, compared to 2.1% for 3Q1. The acquisition of CURA increased operating expenses by $3.1 million representing 78% of the overall increase in operating expenses for 3Q2 over 3Q1.

During 3Q2, the Registrant has initiated a restructuring plan to optimize operating efficiency across all regional divisions. Based upon our current sales volume, the restructuring plan is expected to result in $644 thousand of cost savings in future quarterly reporting periods.

During 3Q2 the Registrant's operating expenses were impacted by a strategic initiative upgrade its core software platform for payroll, human resources and customer billing ("ScorPEO"). Once fully implemented, the ScorPEO upgrade is expected to provide a consistent Internet-based delivery platform across all divisions within the Registrant. In addition, the upgraded platform is expected to deliver increased capacity and improved system integration ability that is expected to lead to future cost efficiencies in operations. The ScorPEO system is expected to also integrate to the Registrant's 'Platinum' accounting platform creating additional cost benefits to the corporate finance and accounting departments.

Selling expense for 3Q2 increased $1.1 million or 462.2% over 3Q1. The acquisition CURA increased selling commissions by $ 579 thousand representing 53% of the overall increase in selling commissions for 3Q2 over 3Q1. Additional increases in selling commissions occurred reflecting an increase in revenue growth from commissioned agents.

Net Income - Net income was $711 thousand for 3Q2 compared to net income of $7.4 thousand for 3Q1 representing an increase of $703.6 thousand. Net income growth for 3Q2 compared to 3Q1 was favorably impacted by the elimination of the Registrant's unprofitable health insurance plan in December 2001, and significant sales volume growth at higher administrative fee billing rates.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

The following table presents the Registrant's results of operations for the nine months ended September 30, 2002 and 2001:

                                                            Nine Months Ended
                                                             September 30,
                                                             -------------
                                                           (in thousands)

                                                2002               2001              %Change
                                                -----              -----             -------
Revenue                                       $317,604            $112,977            181.1%
Cost of Services                               305,757             110,938            175.9%
Gross Profit                                    11,847               2,039           4693.9%
Operating Expenses                               9,322               2,642            252.9%
Net Income (loss)                             $  2,000            $  (603)            431.8%
                                              ========            ========           =======

Revenues - Revenues were $317.6 million for the nine months ended September 30, 2002 ("9M2") compared to $113.0 for the nine months ended September 30, 2001 ("9M1"), representing an increase of $204.6 million, or 181.1%. Significant growth of the revenue base principally attributable to the Registrant's acquisition of CURA during 3Q2. CURA contributed revenue of $ 109.5 million representing 53% of the overall revenue increase for 9M2. In addition to the revenue growth provided by CURA, the Registrant expanded its base of sales commission agents in the southeastern portion of the country resulting in additional revenue.

The Registrant has implemented a general price increase that, based upon existing clients, is expected to result in additional $780 thousand of additional operating gross revenue in future quarterly reporting periods.

During 9M2, the number of clients increased from 163 to 963 from a year ago period representing an increase of 490.8%. The addition of the CURA contributed 782 clients or 98% of this overall increase at the end of 9M2. The number of paid worksite employees at the close of 9M2 increased to 32,962 compared to 6,279 at the close of 9M1, representing an increase of 26,683 or 425.0%.

Cost of Services - Cost of services was $305.7 million for 9M2, compared to $110.9 million for 9M1, which represented an increase of $194.8 million or 175.6%. Cost of services was 96.3% of revenue for 9M2 and 98.2% of revenue for 9M1. The acquisition of the CURA contributed $106.7 to cost of services during 3Q2 representing 55% of the overall increase for 9M2. Cost of services grew at a slower pace for the 9M2 compared to 9M1 due primarily to termination of an unprofitable self-funded health insurance program. The termination of this program in December 2001 has reduced the cost of benefits to the Registrant throughout 2002.

Gross Profit - Gross Profit was $11.8 million for 9M2 compared to $2.0 million for 9M1 representing an increase of $9.8 million or 481.1%. Gross profit was 3.73% of revenues for 9M2 and 1.8% of revenues for 9M1. CURA contributed $ 2.8 million of gross profit during 3Q2 representing 29% of the overall increase for 9M2. Gross profit was positively impacted by the termination in December 2001 of the Registrant's unprofitable self-funded health program. In addition, gross profit was enhanced for 9M2 compared to 9M1 by a significant increase in sales volume at higher administrative fee billing rates.

Operating Expenses - Operating expenses were $9.3 million for 9M2 compared to $2.6 million for 9M1 representing and increase of $6.7 million or 252.9%. Operating expenses were 2.9% of revenues for 9M2, compared to 2.33% for 9M1. CURA increased operating expenses by $3.1 million representing 47% of the overall increase in operating expenses for 9M2. During the month of September 2002, the Registrant has initiated a restructuring plan to optimize operating efficiency across all regional divisions. Based upon our current sales volume, the restructuring plan is expected to result in $644 thousand of cost savings in future quarterly reporting periods.

In addition, operating expenses increased in 2002 resulting from technology initiatives. The Registrant is upgrading its core application for payroll processing, human resources and customer billing to the `ScorPEO' platform. The `ScorPEO' application is expected to deliver future cost savings by integrating all internal production departments on a single company wide platform. The 'ScorPEO' system is expected to also integrate to the Registrant's 'Platinum' accounting platform creating additional cost benefits to the corporate finance and accounting department. Work on the conversion to `ScorPEO' is targeted for completion by December 31, 2002.

Selling expense for 9M2 increased $2.6 million or 667.1% compared to 9M1. CURA contributed additional selling expense by $579 thousand during 3Q2 representing 23% of the overall increase in selling commissions for 9M2. Additional increases in selling commissions occurred reflecting an increase in revenue growth from commissioned agents.

Net Income - Net income was $2.0 million for 9M2 compared to a net loss of $603 thousand for 9M1 representing an increase of $2.6 million. Net income growth for 9M2 compared to 9M1 was favorably impacted by the elimination of the Registrant's unprofitable health insurance plan as of December 31, 2001, and significant sales volume growth at higher administrative fee billing rates.

Liquidity and Capital Resources

The Registrant had operating cash of approximately $173,459 at September 30, 2002. The Registrant also had $ 2,648,091 of restricted cash on deposit collateralizing its revolving line of credit of $3,129,000 and a portion of its prior estimated workers' compensation insurance obligations.

The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, the offering of additional employer/employee services, and other operating cash needs. The Registrant terminated an unprofitable self-funded health insurance program as of December 31, 2001. The decision to end the health plan has contributed to the return of the Registrant to profitability. The Registrant's return to profitability is generating sufficient cash flow to meet it s requirements through 2002. The Registrant may rely on these same sources, as well as public or private debt and/or equity financing to meet its long-term capital needs.

Net cash used by operating activities was $7.2 million for 9M2 compared to net cash used by operating activities of $1.1 million for 9M1 representing an increase of $6.2 million. In addition, during September 2002, the Registrant secured a $10,000,000 credit facility in exchange for the issuance of 80 shares of Preferred Stock - Series A. The facility provided the Registrant with $1,000,000 cash and a revolving credit of not less than $9,000,000 for a period of five years through September 2007. At September 30, 2002, the Registrant has been provided with an aggregate of $10,420,000 of letters of credit expiring through November 2003, pursuant to the $9,000,000 minimum.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES - On July 1, 2002 the Registrant issued 2,000,000 shares of its common stock, valued at $0.25 per share, in connection with its purchase of CURA. In August 2002, the Registrant issued 281,666 shares of its common stock to certain employees for $0.34375 per share in cash. In addition, on September 25, 2002, the Registrant issued 80 shares of its Preferred Stock - Series A, in exchange for $1,000,000 cash and a revolving credit facility of not less than $9,000,000 for a term of five years through September 2007. Finally, on September 30, 2002, the 406.667 Preferred Shares relating to the Registrant's acquisition of APEO Holdings, Inc. were exchanged for 850,000 Common Shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:    A -  Letter on Unaudited Interim Financial Information.

(b)  Reports:     Form 8-K, dated July 5, 2002, reporting the Acquisition or
                   Disposition of Assets and Other Events in Item 2 and 5; and
                  Form 8-K, dated October 31, 2002, reporting the Acquisition or Disposition of Assets and Other Events in Item 2 and 5.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERTIFIED SERVICES, INC.



By: /s/  Anthony R. Russo
    ------------------------------
    Anthony R. Russo
    Chief Executive Officer

Dated: November 14, 2002


                                 CERTIFICATIONS

I, Anthony R. Russo, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Certified Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/     Anthony R. Russo
----------------------------------
Chief Executive Officer

I, Thomas Cunningham, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Certified Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/  Thomas Cunningham
Chief Financial Officer

                                    Exhibit A


                 Letter of Rosenberg Rich Baker Berman & Company


To the Board of Directors and Stockholders of Certified Services, Inc.

We have reviewed the accompanying consolidated balance sheet of Certified Services, Inc. as of September 30, 2002, and the related consolidated statements of operations for the three and nine months then ended, and the consolidated cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

                                      /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
November 12, 2002