Form 10KSB
period 2002-12-31
CERTIFIED SERVICES INC
filed 2003-03-31
CIK 1118326

Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-KSB

                   Annual Report under Section 13 or 15 (d) of
                        the Securities Exchange Act 1934:
                       Fiscal Year Ended DECEMBER 31, 2002


                         Commission File Number: 0-31527


                            CERTIFIED SERVICES, INC.
                 (Name of Small Business Issuer in its Charter)

             477 Madison Avenue, 12th Floor, New York, NY 10022-5839 (Address of Principal executive Offices including Zip Code)

                                 (212) 308-8700
                           (Issuer's Telephone Number)

       Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, $.001 PAR VALUE

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the year ended December 31, 2002: $40,406,261

The aggregate market value of Common Stock held by non-affiliates at February 28, 2003 was $4,036,439

Shares of Common  Stock,  $.001 par,  outstanding  at March 3,  2003:  8,447,811 shares

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check one): Yes [ X ] No [    ]


                                TABLE OF CONTENTS



                                     PART I

ITEM 1.       Description of Business


ITEM 2.       Description of Properties

ITEM 3.       Legal Proceedings

ITEM 4.       Submission of Matters to a Vote of Security Holders

                                     PART II

ITEM 5.       Market  for the  Registrant's  Common  Equity and  Related
              Stockholder Matters

ITEM 6. Management's Discussion and Analysis of Financial Condition or Plan of Operations

ITEM 7.       Financial Statements

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act


ITEM 10.     Executive Compensation

ITEM 11.     Security Ownership of Certain Beneficial Owners and Management

ITEM 12.     Certain Relationships and Related Transactions

                                     PART IV

ITEM 13.     Exhibits and Reports on Form 8K

ITEM 14.     Controls and Procedures

                                   SIGNATURES

                                 CERTIFICATIONS



PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Certified Services, Inc., a Nevada corporation (the "Registrant") was organized on September 15, 1999. The Registrant is a holding company for businesses engaged in the professional employer organization ("PEO") industry. In November 2001, the Registrant entered the PEO industry through the acquisition of America's PEO Holdings, Inc. In July 2002, the Registrant agreed to acquire a 100% equity interest in The Cura Group, Inc., its wholly owned subsidiary, The Cura Group II, Inc., and The Cura Group, Inc., respectively, two PEO's located in New Jersey and Florida. In addition, in October 2002, the Registrant entered into an agreement to acquire Staff America, Inc. and its affiliated PEO's. There can be no assurance that this transaction will be completed. Since 1996, the Registrant's subsidiaries have provided clients with a broad range of services encompassing payroll and benefits administration, employee record keeping and regulatory compliance, health and workers compensation insurance programs, and worksite safety management. As of December 31, 2002, the Registrant served approximately 824 clients with approximately 32,000 active worksite employees. The Registrant's clients are typically small to medium-size businesses with between 10 and 200 employees.

The Registrant's address is 477 Madison Avenue, 12th Floor, New York, NY 10022, and its telephone and facsimile numbers are (212) 308-8700 and (212) 308-3949, respectively. The Registrant's registered agent in the State of Nevada is The Corporation Trust Company and its transfer agent is Pacific Stock Transfer Company of Las Vegas, Nevada. The Registrant's common stock trades on the OTCBB market under the symbol CSRV.

The Registrant's operating subsidiaries provide services to the client employees who work at the clients' workplace. The services include human resources, payroll processing and outsourcing, and are designed to improve the productivity and profitability of its clients' businesses by:

     o Allowing clients to focus on revenue-producing activities by relieving them of the time-consuming and complex burdens associated with employee administration, payroll processing and human resources;

          Enabling clients to attract and retain employees, reduce work force turnover and promote long-term customer satisfaction by providing employment policies and practices, and health and retirement benefits to worksite

     o employees with human resources services commensurate to those only available in larger organizations on a cost-effective and convenient basis;

     o    Improving   the  cash   management   of   clients   with   respect  to
          payroll-related expenses; and

     o    Helping  clients to better manage  certain  employment-related  risks,
          including   those   associated  with  workers'   compensation,   state
          unemployment taxes, effective worksite safety and claims management.

In providing these services, the Registrant becomes a co-employer of the worksite employees. Employment-related liabilities are contractually allocated between the Registrant and the client. The Registrant assumes responsibility for and manages the risks associated with: (i) the administration of worksite employee payroll; (ii) workers' compensation insurance coverage; and (iii) compliance with certain employment-related governmental regulations. The client retains the worksite employees' services in its business and remains responsible for compliance with other employment-related governmental regulations that are more closely related to worksite employee supervision. The Registrant charges its clients a service fee to cover the cost of certain employment-related taxes, workers' compensation insurance coverage and administrative and field services. This service fee is invoiced to the client together with the salaries and wages of the worksite employees and the client's portion of health and retirement benefit plan costs.

The Registrant targets small and medium sized businesses in strategically selected markets, throughout the US with concentrations within Florida and New Jersey.

Recent Developments

Acquisition One - Entry into the PEO Business

As previously indicated, and as reported in the Registrant's Form 10-KSB for the fiscal year ended December 31, 2001, the Registrant entered into the PEO industry in November 2001, through the acquisition of America's PEO Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Risk Management Agreement

On January 1, 2002, the Registrant entered into a Risk Management Agreement with Midwest Merger Management, LLC, a Kentucky limited liability company and the Registrant's principal and controlling stockholder ("Midwest"), wherein the Registrant engaged Midwest to assume all responsibility for managing the cost of workplace accidents that occur during the five year term of the agreement. In consideration for a negotiated percentage of the Registrant's gross payroll (the "Service Fee") and reimbursement for expenses, Midwest agreed to: (i) retain and service such Workers Compensation Insurance coverage as Midwest deems reasonable and prudent at its sole cost and expense; (ii) establish such deductible levels as Midwest deems reasonable and prudent; (iii) assume responsibility for and promptly make all required payments below the applicable deductibles; (iv) engage and utilize the services of a reputable independent third party administrator to timely pay all approved workers claims; and (v) arrange with such third party administrator for CSRV's examination and copying, during normal business hours and on reasonable advanced written notice, of the agent's books and records.

For the first year of the term of the agreement, Midwest's Service fee is three and one half percent (3.5%), payable weekly. For the four succeeding years, the Service Fee shall be equal to the greater of three and one-half percent of gross payroll or one and one-third times the Registrant's weighted average of annual claims paid for the preceding five years, at Midwest's sole discretion (the "Claims History"). The Claims History shall be determined on the basis of the Registrant's integrated quarterly Claims Reports prepared and maintained by the Registrant in the ordinary course of its business.

Lock Up Agreements

On January 29, 2002, and as reported in the Registrant's Form 8-K filed on February 5, 2002, the Registrant entered into Lock-Up Agreements with 24 of its shareholders owning an aggregate of 688,800 shares of the Registrant's common stock. Pursuant to the Lock-Up Agreements, and in consideration for the Registrant's agreement not to call a special meeting of its stockholders for the purpose of voting on a reverse split of the Registrant's common stock, the shareholders agreed not to sell any of the "locked" shares for a period of one year. The lock up period expired in February 2003.

As a result thereof, the Registrant did not consummate the reverse split of its common stock required by the October 22, 2001, Stock Purchase Agreement among the Registrant, Midwest Merger Management, LLC, (as purchaser), and Michael Zuliani, Martin Bothmann, Colin Fidler, St. Andrews Venture Capital, Brian Paradis and Christine Recarey, the six then principal stockholders of the Registrant, as sellers.

Acquisition Two - The Cura Group, Inc.

On July 27, 2002, and during the fiscal year covered by this Report, the Registrant executed a Stock Purchase Agreement (the "Agreement") with The Cura Group, Inc. The Cura Group II, Inc. and The Cura Group III, Inc., each Florida corporations (collectively "CURA") and Alan B. Willard and Danny L. Willard, the sole shareholders of CURA (collectively, the "Shareholders"). CURA provides professional employee staffing and personnel services in the manner of the Registrant's wholly owned subsidiary, America's PEO Holdings, Inc, a Delaware corporation ("APEO"). The transaction was reported in the Registrant's Form 8-K dated October 30, 2001 and filed on October 31, 2001. Pursuant to the Agreement, the Registrant agreed to acquire all of issued and outstanding shares of CURA's common stock (the "Cura Shares") effective July 1, 2002, in two closings. The Registrant obtained effective control of CURA on July 1, 2002.

Pursuant to the Agreement, the purchase price for the Cura Shares was: (i) two million (2,000,000) shares of the Registrant's common stock, $.001 par value, representing a 24% equity interest in the Registrant, (ii) cash in the amount of $136,111; and (iii) two promissory notes to the Shareholders in the aggregate amount of $2,313,889 with interest at the rate of six percent (6%) per annum, payable in thirty-four (34) equal monthly installments commencing January 2, 2003. In addition, if CURA's EBITDA (based upon the original business of CURA that was acquired by the Registrant) equals or exceeds $3,000,000 for the period of July 1, 2002, to June 30, 2003, then the Shareholders shall receive an additional number of the Registrant's shares equal to $1,000,000, divided by the average closing sale price of the Registrant's common stock for the thirty (30) days prior to delivery of those shares.

The Change of Management

Effective August 7, 2002, as reported in the Registrant's Form 8-K filed on August 16 and pursuant to the Written Consent to Action by the Board of Directors and a Majority of the Stockholders, the Registrant's Board of Directors was expanded from three to five members. William Kewan and Judson Wagenseller, two of the Registrant's three interim directors, resigned and were replaced with O. Ray McCartha, Thomas Cunningham, Anthony R. Russo, and Ivan Dobrin. Scott Zoppoth, the third interim director, was elected as a full term director. Each of the Registrant's directors was elected to serve until the next annual meeting of the Registrant's stockholders or until respective successors are duly elected.

On the same day, and pursuant to a separate Written Consent to Action by the Registrant's Board of Directors, the following action was taken: (i) Anthony R. Russo was elected as the Registrant's Chief Executive and Chief Financial Officer; (ii) Danny L. Pixler was elected as the Registrant's Chief Operating Officer and as President to replace William Kewan; (iii) Peter Campitiello was elected as the Registrant's Secretary to replace Scott Zopoth; and Michele Brown was elected as the Registrant's Assistant Secretary. Each of the Registrant's new officers was elected to serve until the next annual meeting of the Registrant's Board of Directors or until their respective successors are duly elected.

On November 20, 2002, Thomas Cunningham resigned as a director of the Registrant and was replaced by Danny L. Pixler.

Sale of Preferred Stock - Series A

From September 30, 2002 through December 31, 2002, pursuant to a Subscription Agreement, the Registrant sold 1,577.6 of its Series A Preferred Stock for $1,000,000 of cash and $18,720,000 of additional consideration in the form of irrevocable letters of credit, to Brentwood Capital Corp., an affiliated privately owned New York business development company ("Brentwood") and Midwest. Pursuant to the terms of the Subscription Agreement irrevocable letters of credit in favor of an unrelated third party insurer (the "Insurer") of the Registrant issued by a member bank of the United States Federal Reserve System that are accepted by the Insurer in lieu of cash, are deemed consideration acceptable to the Registrant. The Subscription Agreement further provides that should the issuing financial institution of any letter of credit presented by Midwest fail to automatically renew a letter of credit, Midwest must replace such letter of credit with one equally acceptable to CSRV or with cash forthwith, for as long a period as the Registrant requires. In consideration for the cash and additional consideration, the Registrant agreed to issue to Midwest and Brentwood an aggregate of 1,497.6 and 80 shares of the Registrant's Series A Preferred Stock, $.001 par value per share, respectively (the "Series A Shares").


The following is a summary of the principal rights and preferences of the Series A Shares:

1. Voting: The Series A Shares, which vote together as a single class with the shares of the Registrant's common stock on all matters, are entitled to 10,000 votes for each share of Series A held by Brentwood and Midwest. Accordingly, the Series A Shares are entitled to 15,776,000 votes;

2. Liquidation: Upon any liquidation, dissolution or winding up of the Registrant, whether voluntary or involuntary, the holders of the Series A Shares shall be entitled to a priority return of their respective investment or reimbursement therefore, on a dollar for dollar basis.

3.   Dividend Provisions:

     (i) Merger, Etc. In the event of any merger, consolidation, combination or other transaction in which shares of common stock are exchanged, each Series A Share will be similarly exchanged in an amount per share equal to an amount and type of consideration two times that entitled to be received per share of Common Stock. The rights of the Shares as to dividends and liquidation, and in the event of a merger or consolidation, are protected by anti-dilution provisions; and

     (ii) Preferential Right. So long as any Series A Shares are outstanding, the Registrant shall not declare, pay or set apart for payment any dividend or make any distribution on any outstanding shares of common stock or any other equity securities of the Registrant.

Adjustment of Purchase Price of Acquisition One

During November 2001, the Registrant acquired all of the issued and outstanding shares of APEO for 406,667 shares of preferred stock (which were subsequently converted into 850,000 common shares), $1,100,000 cash, and notes aggregating $4,200,000. The transaction was accounted for as a reverse merger. On September 29, 2002, the Registrant and the selling stockholders of APEO agreed that due to unforeseen changes in industry and economic conditions since the date of merger, the original agreement did not reflect the intent of the parties. Accordingly, the parties cancelled the 406,667 preferred shares in exchange for 850,000 common shares, cancelled $3,200,000 of the notes payable, and lengthened the payment term of the remaining note balances by twelve months.

Prospective Acquisition Three - StaffAmerica, Inc.

On October 31, 2002, The Cura Group III, Inc., ("CURA III"), a subsidiary of the Registrant, executed a Stock Purchase Agreement with BACE International, Inc., a privately owned Delaware corporation, to purchase all of the issued and outstanding shares of common stock (the "Shares") of Staff America, Inc., a Delaware corporation licensed as a PEO in the state of North Carolina and its subsidiaries representing all of the PEO operations of BACE International, Inc. ("Staff America"). Staff America provides professional employee staffing and personnel services to approximately 1,000 clients with 30,000 worksite employees throughout 28 states. The acquisition of Staff America is expected to add approximately $40,000,000 to the Registrants' revenues on an annual basis.

The purchase price for the Shares is to be determined by mutual agreement between the parties upon completion of the Registrant's due diligence investigation of Staff America, CURA III and Staff America also executed a Management Agreement and Addendum (collectively, the "Management Agreement") on October 31, 2002. Pursuant to the terms of the Management Agreement, CURA III and senior management of Staff America agreed to co-manage Staff America's customer accounts and business operations until the acquisition of Staff America is completed or the parties agree not to consummate the acquisition or the Management Agreement is terminated by CURA III.

At March 28, 2003, the Registrant had commenced its due diligence effort regarding Staff America and anticipated completing its valuation and purchase by May 1, 2003.

Risk Factors

The following risks with respect to the Registrant's operations, business and financial condition should be carefully considered. These risks and uncertainties are not the only ones facing the Registrant. Other risks and uncertainties that have not been predicted or assessed by the Registrant may also adversely affect the Registrant. Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," and "continue" or other similar words. Statements that contain these words should be carefully read for the following reasons:

     -    the statements may disclose the Registrant's future expectations;

     - the statements may contain projections of the Registrant's future earnings or of the Registrant's financial condition; and

     -    the statements may state other "forward-looking" information.

The Registrant's Financial Condition May Be Affected by Increases in Health Insurance Premiums, Unemployment Taxes and Workers' Compensation Rates.

Health insurance premiums, state unemployment taxes, and workers' compensation rates are in part determined by the Registrant's claims experience and comprise a significant portion of the Registrant's direct costs. If the Registrant experiences a large increase in claim activity, the Registrant's unemployment taxes, health insurance premiums or workers' compensation insurance rates could increase. Although the Registrant employs internal and external risk management procedures in an attempt to manage its claims incidence, estimate claims expenses, and structure its benefits contracts to provide as much cost stability as possible, the Registrant may not be able to prevent increases in claim activity, accurately estimate its claims expenses, or pass the cost of such increases on to its clients. Since the Registrant's ability to incorporate such increases into the service fees it charges its clients is constrained by contractual arrangements with clients, a delay could result in the Registrant incurring significant expenses before such increases could be recouped through service fees. As a result, such increases could have a material adverse effect on the Registrant's financial condition or results of operations.

If the Registrant Is Not Able to Renew All of the Insurance Plans that Cover Worksite Employees, its Business Would be Adversely Impacted.

The maintenance of health and workers' compensation insurance plans that cover worksite employees is a significant part of the Registrant's business. If the Registrant were unable to secure such renewal contracts, its business would be adversely affected. The current health and workers' compensation contracts are provided by vendors with whom the Registrant has an established relationship and on terms that the Registrant believes to be favorable. While the Registrant believes that renewal contracts could be secured on competitive terms without causing significant disruption to its business, there can be no assurance in this regard.

Significant Growth Through Acquisitions May Adversely Affect the Registrant's Management and Operating Systems.

The Registrant has completed two significant acquisitions during the two years ended December 31, 2002, and may continue to pursue a strategy of acquiring compatible businesses in the future. The Registrant's growth places significant demands on the Registrant's management, operations and resources, including working capital. If the Registrant is not able to effectively manage its growth, its business and operations will be materially harmed. To manage growth effectively, the Registrant will be required to continue to improve its operational, financial and managerial systems, procedures and controls, and hire and train new employees while managing its current operations and employees. While the Registrant's cash flow from operations has been sufficient to fund the expansion of its operations to date, there can be no assurance that such cash flow will continue to be sufficient in the future.

The Registrant's Business May be Adversely Affected Due to Economic Conditions in Specific Geographic Markets.

While the Registrant's business serves multiple industry segments in 26 different states, the majority of the Registrant's revenues are derived within Florida, New Jersey and Pennsylvania. Although the Registrant believes that its industry segment diversification strategy tends to mitigate the effects of an economic downturn within one or more of its major geographic markets, there can be no assurance that the Registrant will be able to reproduce the revenue growth, industry diversification, and operating results that it has historically experienced in Florida, New Jersey and Pennsylvania in other markets.

If Government Regulations Regarding PEOs Are Implemented, or if Current Regulations Are Changed, the Registrant's Business Could be Harmed.

The Registrant's operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, insurance and employment matters. By entering into an employment relationship with employees who work at client locations, the Registrant assumes obligations and responsibilities of an employer under these laws. Uncertainties arising under the Internal Revenue Code of 1986, include, but are not limited to, the qualified tax status and favorable tax status of certain benefit plans provided by the Registrant and other alternative employers. There can be no assurance that the Registrant will be able to comply with any such regulations, which may be imposed upon the Registrant now or in the future. In addition, there can be no assurance that existing laws and regulations which are not currently applicable to the Registrant will not be interpreted more broadly in the future to apply to the Registrant's existing activities or that new laws and regulations will not be enacted with respect to the Registrant's activities. Either of these changes could have a material adverse effect on the Registrant's business, financial condition, results of operations and liquidity.

Health Care or Workers' Compensation Reform Could Impose Unexpected Burdens on the Registrant's Ability to Conduct its Business.

Regulation in the health care and workers' compensation fields continues to evolve, and the Registrant cannot predict what additional government regulations affecting the Registrant's business may be adopted in the future. Changes in any of these laws or regulations may adversely impact the demand for the Registrant's services, require that the Registrant develop new or modified services to meet the demands of the marketplace, or require that the Registrant modify the fees that the Registrant charge for its services. Any such changes may adversely impact the Registrant's competitiveness and financial condition.

The Registrant Bears the Risk of Nonpayment from its Clients and the Possible Effects of Bankruptcy Filings by Clients.

The Registrant may be obligated, as an employer, to pay the gross salaries and wages of the client's worksite employees and the related employment taxes and workers' compensation costs, whether or not the Registrant's client pays the Registrant on a timely basis, or at all. A significant increase in the Registrant's uncollected account receivables may have a material adverse effect on the Registrant's earnings and financial condition. Although the Registrant believes that its client service agreements should be terminable by it once a client enters bankruptcy, there is a risk that a bankruptcy court may not agree and would require the Registrant to continue to perform services for such client, thereby increasing the risk that the Registrant would be unable to collect funds from the client. Therefore, the filing for bankruptcy by a significant client, or a number of clients, may have a material adverse effect upon the Registrant's financial condition.

The Registrant May be Liable for the Actions of PEO Worksite Employees or Clients and the Registrant's Insurance Policies May Not be Sufficient to Cover Such Liabilities.

The Registrant's PEO client services agreement establishes a contractual division of responsibilities between the Registrant and each client for various human resource matters, including compliance with and liability under various governmental laws and regulations. However, the Registrant may be subject to liability for violations of these or other laws despite these contractual provisions, even if the Registrant does not participate in such violations. As an employer, the Registrant may be subject to a wide variety of employment-related claims such injuries, wrongful death, harassment, discrimination, wage and hour violations and other matters.

Although the Registrant's client agreements generally provide that the client indemnify the Registrant for any liability attributable to the client's failure to comply with its contractual obligations and to the requirements imposed by law, the Registrant may not be able to collect on such a contractual indemnification claim, and thus may be responsible for satisfying such liabilities. Although the Registrant carries liability insurance, the insurance the Registrant purchases may not be sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints. In addition, sufficient insurance may not be available to the Registrant in the future on satisfactory terms or at all. If the insurance the Registrant carries` is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, the Registrant's business, financial condition, results of operations and liquidity could be materially adversely affected.

If the Registrant Is Unable to Renew or Replace Client Companies, its Financial Condition and Results of Operations will be Adversely Affected.

The Registrant's standard PEO client service agreement is subject to non-renewal on 60 days notice by either the Registrant or the client. Accordingly, the nature of the client service agreement makes the Registrant vulnerable to potential cancellations by existing clients, which could materially and adversely affect the Registrant's financial condition and results of operations. In addition, the Registrant's results of operations are dependent in part upon the Registrant's ability to retain or replace the Registrant's client companies upon the termination or cancellation of the client service agreement. Clients may determine to cancel their relationship with the Registrant for numerous reasons, including economic factors. It is possible that the number of contract cancellations will increase in the future.

Since the Registrant Has Not Paid Dividends on its Common Stock, Investors Cannot Expect Dividend Income from an Investment in the Registrant's Common Stock.

The Registrant has not paid any dividends on its common stock since the Registrant's inception and, in connection with the rights and preferences extended to the holders of the Series A Preferred Shares sold by the Registrant during 2002, dividends may not be declared on any of the Registrant's securities while the Series A Preferred Shares are outstanding. Also, potential lenders may prohibit the Registrant from paying dividends without their prior consent in the future. Therefore, holders of the Registrant's common stock may not receive any dividends on their investment in the Registrant in the foreseeable future. Earnings, if any, will be retained and used to finance the development and expansion of the Registrant's business.

The Registrant Has Outstanding Shares of Restricted Stock, Which If Sold in the Open Market, May Adversely Affect its Stock Price.

Of the 8,447,811 shares outstanding as of February 28, 2003, the Registrant has outstanding 5,956,666 shares, which may be deemed "restricted stock." All of these "restricted shares" are presently eligible for resale under Rule 144 or in connection with registration statements that may be filed in the future by the Registrant to allow for the resale of the securities. These restricted shares include the shares owned by the former stockholders of APEO and Cura who acquired their shares in connection with the Registrant's acquisition of APEO and Cura. Possible or actual sales of the Registrant's common stock by its present shareholders under Rule 144 or registration statements may have a depressing effect on the price of the Registrant's common stock in the open market.

The Registrant Has Issued and May Continue to Issue Preferred Stock with Rights Senior to its Common Stock, Which May Adversely Impact the Voting and Other Rights of the Holders of the Registrant's Common Stock.

The Registrant's certificate of incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Registrant's board of directors up to an aggregate of 5,000,000 shares. In connection with its acquisition of APEO, and the subsequent financing of its risk management program, the Registrant has issued 1,100 Series B and 1,597.6 Series A preferred shares, leaving 4,997,302.4 preferred shares available for issuance. The Registrant's board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which would adversely affect the voting power or other rights of the holders of its common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Registrant, which could have the effect of discouraging bids for the Registrant's common stock thereby preventing stockholders from receiving maximum value for their shares. Although the Registrant has no present intention to issue any additional shares of its preferred stock in order to discourage or delay a change of control of the Registrant, the Registrant is free to issue additional preferred stock in connection with its future capital requirements.

The Registrant has a Limited Operating History

Although incorporated in 1995, the Registrant's present management only assumed operational control in October 2001, and did not consummate its first acquisition until November 21, 2001, when it acquired APEO and entered the PEO industry. Accordingly, the Registrant may be deemed to have only a limited operating history in its intended field of endeavor. Although the Registrant acquired another PEO in July 2002, and contracted, subject to certain conditions, to acquire a third in October 2002, there can be no assurance that the Registrant will be successful in building its PEO business or that its acquisition driven business model will prove to be successful.

The Registrant has Material Future Financing Needs

The Registrant's business model requires additional financing in order to consummate acquisitions of existing PEOs and to fund its workers compensation insurance needs. No assurance can be given that additional financing will be available to the Registrant on acceptable terms, if at all. If the Registrant raises additional funds by issuing additional equity securities, further dilution to existing equity holders will result. If adequate additional funds are not available, the Registrant may be required to curtail significantly its long-term business objectives and its results from operations may be materially and adversely affected.

The Registrant is Economically Dependent Upon Its Principal and Controlling Stockholder.

Midwest Merger Management, LLC, is a Kentucky limited liability company ("Midwest") that is the record and beneficial owner of 24.2% of the Registrant's presently issued and outstanding common stock. Midwest is also the record and beneficial owner of 1,100 shares of the Registrant's Series B Preferred Stock that have the voting rights of 11,000,000 shares of the Registrant's common stock; and 1,497.6 shares of the Registrant's Series A Preferred Stock that have the voting rights of 14,976,000 shares of the Registrant's common stock. Accordingly, Midwest may be deemed to own and control 80% of the Registrant. In addition, and pursuant to separate agreements, Midwest is the sole administrator of the Registrant's risk management program, as well as arranging for the letters of credit upon which the Registrant relies in managing its workplace risk. The loss of either or both of the services performed by Midwest would have a material adverse effect upon the Registrant's ability to continue in business. In the opinion of management, the Registrant would experience material difficulty in replacing Midwest in either or both of the functions it performs for or on behalf of the Registrant.

Safe Harbor Statement.

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Registrant desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable it to do so. Forward-looking statements included in this Report on Form 10-KSB involve known and unknown risks, uncertainties, and other factors which could cause the Registrant's actual results, performance (financial or operating) or achievements to differ from the Registrant's best estimate of future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. These risks include, but are not limited to, risks related to recently consummated acquisitions as well as future acquisitions, the Registrant's ability to increase its revenues and produce net income, effects of competition and technological changes, risks related to exposure to personal injury and workers' compensation claims, risks that the Registrant's insurers may not provide adequate coverage, risks associated with compliance with government regulations such as ERISA, state and local employment regulations and dependence upon key personnel.

The Registrant believes it is important to communicate its expectations to its investors. There may be events in the future, however, that the Registrant is not able to accurately predict or over which it has no control. The risk factors listed below, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause the Registrant's actual results to differ materially from the expectations it described in the Registrant's forward-looking statements. Before any investment is made in the Registrant's securities, awareness that the occurrence of any of the events described in the risk factors below, elsewhere in this report, and other events that the Registrant has not predicted or assessed could have a material adverse effect on the Registrant's earnings, financial condition or business. In such case, the price of the Registrant's securities could decline and any investor may lose all or part of the investor's investment.

                        NARRATIVE DESCRIPTION OF BUSINESS

Overview of Client Services

The Registrant offers a broad range of services including payroll processing and reporting, payroll tax remittance and reporting, human resources administration, employee benefit services administration, risk management, workers compensation services, as well as optional retirement and health care programs.

To begin the relationship with a client, the Registrant requires all clients to enter into the Shared Employment Agreement ("SEA"). The SEA is for an initial term of one-year subject to termination by the Registrant or the client upon thirty days written notice, and subject to immediate termination by the Registrant for non-payment by the client for payroll services, fees or taxes. In some cases, the Registrant may require the owners of a client to either personally guarantee the client's obligation under the SEA, or maintain a security deposit with the Registrant.

The Registrant charges a service fee that includes a mark-up on its administrative cost. The service fee is billed concurrently with the clients' periodic invoice for gross payroll, payroll tax, workers compensation coverage and cost of benefits. The client's portion of health and retirement benefit plan costs is charged separately and is not included in the weekly fee. If the client has requested additional consulting on specific matters not covered by the SEA, that charge would be added as a separately invoiced item. The fee is determined by and between the Registrant and the client on a client by client basis and the components of the pricing include: number of work-site employees, workers' compensation risk and historical losses of the client, credit checks, industry type, extent of services provided and gross profit impact.

The SEA also establishes the Registrant's responsibility to include the "business of employment," by establishing an employment relationship with the work-site employees. Thereby, the client is provided with the manpower, time and other resources necessary to better manage the "business of business." The Registrant assumes the responsibility of personnel administration, liability for payment of wages and their related tax payments, compliance with rules and regulations governing the reporting as well as the filing of state and federal payroll tax returns and providing the administration of benefits, workers compensation compliance and unemployment claims.

The client maintains responsibility for the direction and control of the activities at the workplace, equity-based compensation and for severances, bonuses and commissions, although payment is generally made through the Registrant.

As part of the SEA, the Registrant requires each of its clients to acknowledge that it is the financially responsible party in those aspects of the relationship where the client has retained exclusive control. The client promises to indemnify and hold harmless the Registrant for claims, damages and costs associated with the following: damage to client's property by a leased employee under the direction and control of the client; claims against the Registrant relating to any person employed by the client outside the PEO relationship; regulatory violations associated with EEOC, OSHA, ADA, discrimination and other such laws, where the client has exclusive control of the workplace; employee benefit matters where the client has provided the benefit outside the SEA; misappropriation of any employee funds by the client; theft by a leased employee engaged in the client's business and under the direction and control of the client and matters pertaining to collective bargaining agreements to which the Registrant is not a party.

Once the client is aboard with an executed SEA, the client is assigned to a `Client Response Specialist' or ("CRS") within the Registrants' customer service department. The role of the CRS is to support the client as their first point of contact for questions, problem resolution and to facilitate orders for non-recurring services. The CRS undergoes extensive internal training regarding the products and services of the client to manage the needs of the client.

With respect to those service requests that are beyond the scope of the CRS, the CRS will forward the request to the appropriate individual within the organization using a proprietary software product named Curalogics. Curalogics is a powerful software platform that automates the assignment, status reporting and resolution of client service requests. The system assigns service requests to the appropriate representative of the Registrant with the creation of a service order ticket. The CRS will follow the service ticket to insure that the service order has been completed in a manner that is timely and satisfactory to the client.

The following PEO services are offered by the Registrant:

     o    Risk Management and Claims Management Services
     o    Payroll and Tax Administration Services
     o    Human Resources Services
     o    Employee Benefit Services

Risk Management and Claims Management Services

The Registrant offers risk management services that are designed to control incidence, frequency and severity of work related injuries.

The Registrant's worksite safety department is highly motivated to implement innovative and effective safety programs designed to contain the incurrence of and the cost of workers compensation claims. The safety department is comprised of safety specialists at the Registrants' Ft. Lauderdale general offices and its Tampa and Cherry Hill service centers. The Registrants' safety department performs the following specific claim cost containment services:

     o    Customized return to work programs that fit the customer's worksite;

     o    Developing a customized safety manual;

     o Assist the underwriting of prospective new business by identifying and quantifying the risk profile of the client through an analysis of historical claim loss, commitment to safety by client management and performing on site inspections of worksite safety conditions;

     o Jobsite inspections to identify the risk of loss and/or unsafe conditions with recommendations for improvements;

     o Assisting with OSHA, DOT and other regulatory compliance and record keeping; o Establishing a Drug-free workplace programs;

     o    Developing restricted duty return to work programs;

     o    Providing  complimentary   consultation  regarding  property,  general
          liability and miscellaneous  risk exposure;

     o    Providing an ergonomics review where appropriate;

     o Provide workplace safety training to client management and worksite employees with emphasis on incentive based safety rewards.

The claims management department performs key functions to control the cost of incurred claims. The claims department is located in the Tampa service center. Plans are underway at the Tampa data center to implement the Prognos claims management software platform. Prognos is designed to automate the entire claims process from the first report of injury through final closure of the claim. Prognos is a recognized leader in claims management software capable to meet the full needs of a large organization. The system is scheduled to be online for claims processing May 1, 2003 and will efficiently facilitate the following functions:

     o    Investigating accidents;

     o Tracking and reporting of client claims experience to facilitate corrective measures of existing worksite safety programs if necessary.

     o Review billing and statutory limitations for medical claims to prevent overpayment to providers;

     o    Assure  that  injured   employees   receive   appropriate  and  timely
          treatment;

     o    Follow-up with doctors and injured employees;

     o    Reviewing losses and offering recommendations to prevent reoccurrence;

     o    Post accident drug testing.

The comprehensive approach of the risk management department through its underwriting process of new business, proactive worksite safety engineering and active claims management ensures that costs related to the Registrants' workers' compensation program are managed and minimized.

Payroll and Tax Administration Services

The Registrant handles the entire payroll process for the worksite employees. The Registrant is centralizing the processing of payroll to the Ft. Lauderdale service center to maximize productivity. The Ft. Lauderdale payroll center has current processing capacity of 60,000 pay checks per week. The Registrant employs the `ScorPEO' payroll system for processing. The ScorPEO system is a leading payroll software designed specifically to meet the needs of the PEO industry.

The primary strategic objective of payroll delivery to the client is to maximize the velocity of the payroll process. To achieve maximum velocity, the Registrant offers and encourages clients to submit payroll data via electronic transmission to the Ft. Lauderdale center. Clients can utilize one of several technology-based tools such as spreadsheet interface, time clock import, file transfer and web based entry. These methods offer several advantages to both the client and Registrant over the traditional `fax in'/ manual keystroke entry of payroll. Electronic transmission greatly reduces the processing time dedicated to the payroll and eliminates most if not all errors related to manual entry. The strategy increases the satisfaction of the payroll customer by knowing that their payroll is delivered quickly and accurately. The Registrant benefits from reduced processing time and reduced post payroll error correction.

To deliver web based payroll processing, the Registrant offers a ScorPEO.Web, an Internet payroll delivery platform. ScorPEO Web allows customers to enter payroll and print reports via the Internet. To access ScorPEO Web, customers log on to the Registrants website, CuraGroup.com. Once at the website, customers enter into a client only password protected portion of the site and gain access their customized web portal for payroll processing.

As a part of the payroll service, the Registrant delivers to the client a complete payroll tax deposit and filing service. Functionally, the Registrant collects the full amount of payroll taxes from the client with each invoice. Once collected, the payroll taxes are transferred by the Registrant to Pay Systems of America, a nationally recognized third party payroll tax processor. Federal, state and local payroll taxes are remitted by Pay Systems to their respective government authority, and payroll tax returns are then prepared and filed.

Additional services offered by the payroll department include: employment verifications, employee benefits reports, direct deposit, maintaining vacation or sick pay accruals, providing payroll reports such as labor distribution and overtime reports, workers compensation reporting, unemployment claim processing and overall maintenance of payroll records.

Human Resources Services

The Registrant handles many human resource (`HR') functions for the client as it relates to unemployment matters, personnel matters and compliance with the ever-changing federal and state laws. HR representatives of the client perform and process requests for HR services on the powerful ScorPEO human resources platform.

The Registrant provides guidance on employment related matters, such as substance abuse awareness, sexual harassment awareness, employment law training, wage and hour compliance, employment discrimination awareness and civil rights awareness. Also provided by the Registrant's professional human resource managers is the administration of human resources records and the management of unemployment claims.

At the request of the client, the Registrant provides customized consulting services on such focused issues as workplace safety, non-discrimination, employer liability and payroll reporting compliance matters. Additional services offered on a request basis include: customizing employee handbooks specific to the client, creating job descriptions, performing background checks, screening, recruiting and hiring new employees, providing performance appraisal forms, recommending out-placement services, offering compensation, wage and salary guidance, drug testing, providing procedures for discipline and discharge of employees and assisting clients with employee relations, from counseling to grievance administration.

The Registrant's unemployment services department processes state unemployment claims as they relate to the work-site employees. The Registrant, from time to time, determines unemployment claims to be unwarranted. In those cases, the Registrant will file the necessary protest as allowed in the various states regulatory procedures.

Employee Benefit Services

The Registrant is able to offer affordable employee benefits programs that would be otherwise unavailable to the client and work-site employees. The Registrant is able to provide this due to its collective size, which provides a certain level of buying power that the clients cannot achieve themselves.

Additional products offered by the Registrant's benefits department include: dental insurance, short and long-term disability insurance, life insurances, accidental death and dismemberment insurance, group medical and health insurance options such as PPO, POS and HMO health plans, prescription card and vision, employee assistance plans, job counseling and educational benefits, and group rates for legal services.

The benefits department offers to its clients a comprehensive benefits administration service on behalf of benefit plans sponsored by the Registrant or the client. As administrators, benefits representatives maintain all aspects of the clients' benefit plans on the ScorPEO platform. Benefits specialists located at the Registrants' three service centers perform the following benefit plan services:

     o    Benefits enrollments and terminations on behalf of worksite employees;

     o    Monthly reconciliation and payment of benefit provider invoices;

     o    Cobra administration.

The Registrant offers a multiple employer 401(k) deferred compensation plan. As a multiple employer plan, the Registrant's work-site employees can customize the plan characteristics such as rules of eligibility and employer matching contributions to suit their needs. Dependent care spending account and flexible care spending accounts, along with Section 125 cafeteria plans, are also offered to employees. There may be certain risks associated with the administration of client-based plans that the Registrant considers to be in the normal course of business and not a material exposure to its operations. Each individual small business's cost of establishing and administering this range of plans would be prohibitive. However, due to economies of scale, PEOs can sponsor and offer these plans at an affordable cost.

Participation in any Registrant benefit plan is based on eligibility of the employee. The Registrant is the plan sponsor, and as such pays costs and premiums, negotiates the plans, maintains the plans in accordance with local and federal guidelines and is the interface for enrolled employees.

Alternative Products and Services

The Registrant is consistently searching for new opportunities and services to offer to its client companies and worksite employees. These additional services enhance the employer/employee relationship and provide additional revenue sources for the Registrant. Current and future additional products and services include: web banking services, checking accounts, savings accounts, credit cards, payroll secured credit cards, electronic bill payments, consumer loans, residential lending, insurance services, auto/home and life insurance, investment services, company store purchasing power concept, payroll deduction services, payroll lay-away plans, and payroll deduction purchases for poor credit members.

Sales and Marketing

The Registrant markets its services through an internal sales force and a commission-based sales force located throughout the United States. The internal sales group is comprised of approximately 15 persons throughout the Registrant's three service centers. The commission-based sales associates include several insurance agencies and several PEO consulting firms, which provide leads to the Registrant on a commission basis. At this time, the Registrant does not require its various commissioned sales associates to be exclusive agents, although some of the larger producers have signed exclusivity agreements with the Registrant. In addition, the Registrant initiates oversight and marketing meetings with all of its commission-based associates at its headquarters several times each year.

Any leads generated from the Registrant's sales efforts are then qualified through the sales call process. Those calls that are successful progress to an underwriting process that includes the following key items about the prospect:

     o Workers compensation claims loss history for the previous five (5) years;
     o    Credit evaluation;
     o Payroll and jobsite functional analysis including workers compensation class code analysis and current workers compensation declaration page;
     o    Benefits under consideration by the client;
     o    Proposed client pricing.

Once the prospect has met the underwriting criteria, the director of sales and marketing will approve the preparation of a Shared Employment Agreement (`SEA'). Final approval of the client is required by the President or the Managing
Director of Insurance Services to confirm that the client has met the Registrants' client selection guidelines. Once the final approval is granted, the SEA is delivered to the customer for execution.

E-Commerce and Advertising

The Registrant anticipates expanding the use of its technology in the very near future. As a marketing tool, the Registrant plans to use its web site, CuraGroup.com, to be a showcase of the prowess of the Registrant's software systems, as well as the ability to deliver payroll and human resource services directly to a customer's desktop. At CuraGroup.com, customers and their employees can access employment training courses, make benefit changes, perform payroll processing as well as gain access to employer forms and publications. The Registrant's near term plans are to implement additional on-line services, product and services purchase capacity with a browser of integrated services

The Registrant does not engage in significant advertising activities.

Information Technology

The Registrant has invested in the development and maintenance of its integrated and comprehensive software system with its high-end hardware and facilities. The Tampa, FL service center with its state of the art data facility serves as the hosting site for the Registrant's office and production software programs. The software applications are delivered from Tampa to the other locations of the organization via `Terminal Server' technology over a wide area network. The Tampa data facility features fire control systems, redundant power supplies and temperature controls to maintain overall system integrity. The investment has provided the Registrant with a hosted information/software delivery system capable servicing its current needs as well as future expansion.

The Registrant recently upgraded the client server hardware for the ScorPEO system to dual Dell Poweredge 8450 client servers with four (4) Pentium III Xeon microprocessors each (upgradeable to 8 microprocessors each). Also added were Dell Powervault 220S disk storage array enclosures that hold 14, 73-gigabyte (`GB') disk drives for a total of 1022 GB of disk storage. This hardware configuration can scale to meet the growth plans of the Registrant by safely processing in excess of 500,000 paychecks per month.

The Registrant has selected Great Plains Edition on MS SQL as the financial information system. Great Plains will provide the Registrant with a scaleable and technologically sophisticated accounting and financial reporting platform that integrates well to ScorPEO. The scheduled completion date for the integration of the Great Plains system which replaces the Registrant's current Platinum G/L software is July 1, 2003.

The PEO Industry

The PEO industry has grown significantly since its start in the late 1980's, with the last decade showing significant growth due to the number of small and medium size client businesses purchasing the diverse services offered by the PEO industry.

Over the past 18 months, the industry has seen a significant evolution of the manner in which a successful PEO conducts its business. The PEO of 2003 and beyond will become the provider of value added services rather than the traditional wholesaler of inexpensive insurance products. Today's successful PEO is a marketplace of services related to human resource and benefits administration, employer regulatory compliance and risk management.

The Registrant believes the growth trend of the industry will continue. Several key factors it believes are driving the demand for PEO growth include:

     o The increasing need for companies to attract and retain superior workers by providing a greater amount of employee benefits products, services and insurance at affordable prices.

     o The increasing complexity of state and federal taxation filings and regulatory issues.

     o The increased recognition and acceptance of PEO's by regulatory authorities.

     o The increasing expense associated with employee litigation and safety in the workplace.

     o The increasing technical expertise required to manage human resource departments.

The Small Business Administration estimates there are nearly six million businesses with fewer than 100 employees. These small to mid-size businesses employ more than 52 million workers with an aggregate annual payroll of more than $1.1 trillion. As PEOs are currently serving just 2% of that market, the growth potential for PEO services appears significant. With an average annual growth rate of 20%, more business owners are turning to the PEO industry to provide them with the tools necessary to increase productivity and profits.

The industry has benefited from The National Association of Professional Employer Organizations (NAPEO), which was formed in 1985 and is the oldest association representing the interests of professional employer organizations. Serving more than two million employees, this organization has helped set standards for fiscal responsibility of its member PEO's.

Competition

According to NAPEO, the PEO industry currently has about 800 companies with between 2-3 million worksite employees with annual payrolls of $43 billion. The Registrant believes that there are several large national PEO's with annual client payrolls exceeding $500 million. The Registrant considers its primary competition to be national and regional PEO providers, independent insurance agencies and the human resource departments of potential customers.

At an estimated 2% market penetration, the PEO industry overall has significant room for all participants to advance. The Registrant does experience some price and product competition from other national and regional PEO's in the Florida marketplace where the PEO penetration is greater. National PEO's that are considered the Registrant's competition include Administaff, Gevity HR, ADP and TeamStaff.

In other areas of the country where the PEO penetration is closer to the industry average, the Registrant has a far lower incidence of competition with other companies of its kind. In these areas, the sales and marketing department competes with traditional human resource departments of potential customers. In these instances, the Registrant must educate and convince the prospect of the inherent benefits of the PEO relationship.

Since the Registrant is a provider of workers compensation insurance, competition also comes in the form of independent insurance agents. In some cases, sales prospects have a valued relationship with their insurance agent. The PEO relationship would represent a discontinuance of service with their agent for purposes of workers compensation coverage. In cases such as these the Registrant must convince the sales prospect that value added services of the PEO relationship would represent a sound business decision.

Insurance Vendor Relationships

Insurance coverage's and programs play a pivotal role in the PEO industry. The Registrant provides benefits and coverage to its clients and its work-site employees under various arrangements and among several key vendors. The most significant insurance relationships are as follows:

Workers Compensation Insurance

Pursuant to a Risk Management Agreement dated January 1, 2002, the Registrant engaged Midwest to manage the cost of the Registrant's workplace accident risk. As such, the Registrant, with Midwest's assistance, carries several insurance policies in connection with the management of worksite risk. The Registrant's current coverage in non-monopolistic states has primarily been with the CNA Group of Companies for several years. The CNA coverage includes a $1,000,000 deductible per occurrence, and the Registrant has accordingly invested in several key persons and systems to monitor and mitigate its participation in this risk. In addition, the Registrant participates in the workers compensation funds of the States of Ohio, West Virginia, Washington, and of the Commonwealth of Puerto Rico.

Health Insurance

The Registrant offers HMO and PPO health insurance products to its worksite employees from insurance carriers including Physicians Health Choice (`PHS') and Multiplan.

Prior to December 31, 2001, APEO sponsored a self-insured health program applicable to employees in those states where such a plan could operate. The plan, named America's PEO/OmniStaff Health Benefit Plan had a limited per-claim monetary exposure, with costs exceeding the loss cap insured with a policy of re-insurance issued by ING Employee Benefits. Claims were processed through Consolidated Claims, Inc. and Healthchoice, Inc., which jointly served as TPA and claims administrator for the program. The plan was terminated effective January 1, 2002, and replaced with first-dollar insurance coverage through Physicians' Health Choice (PHS) and Blue Cross/Blue Shield.

At December 31, 2002, dental benefits were available to employees through ReliaStar Life Insurance Company. The plan offers choice between a regular dental plan and one providing orthodonture coverage. This is a voluntary plan, and employees may enroll without participating in APEO's offered health benefit plan.

Market Segments and Customer Selection

The Registrant is oriented to becoming a full service PEO focused on providing value added employer and employee services to the customer. The Registrant believes that this strategy provides a long-term approach to success with controlled risk. With the recent acquisition of CURA, the Registrant has added a complement of human resource and benefits administration services that were not present prior to the acquisition. The addition of CURA has also reduced the dependence on the transportation industry, which has traditionally comprised 50% of its revenues. The Registrant is subject to downturns in economic conditions of the transportation, services and construction industries, which could negatively impact operations.

Market Segments

The Registrant's client base by industry grouping for the year-ended December 31, 2002 is:

CATEGORY                              % OF CLIENT REVENUE PER INDUSTRY
-------------------------------------------------------------------------------
Transportation                                         30.3
Services (1)                                           13.6
Construction                                           13.2
Hospitality                                             9.5
Manufacturing                                           8.9
Retail                                                  5.9
Longshoreman                                            4.4
Professional                                            4.2
Agricultural                                            3.2
Healthcare                                              2.7
Other                                                   2.2
Warehousing                                             1.9
                                                      ------
                                                      100.0


(1) Services consist primarily of businesses in the following: Non-Emergency Medical, Building Maintenance, Janitorial, Plumbing, Tow Truck Operation, Driver Training Instruction, and Home Nursing.

Customer Selection

The Registrant typically markets its service to mid-size businesses with work-site's averaging thirty nine (39) employees. The Registrant generally avoids marketing to clients with 5 work-site employees or less. The Registrant avoids marketing to industries it feels have a high risk of injury, including: occupations that require exterior work performed in excess of two stories, transportation companies that specialize in hazardous materials, amusement parks, circuses, occupations that pose a significant occupational disease hazard (such as asbestos removal), construction of dams or bridges, firemen, police officers or armed security guards, and any occupation that requires working with munitions, explosives, fireworks, fuses, dynamite, nitroglycerine or any other product used in the construction of these devices. The Registrant rejects sales prospects with poor to marginal credit and/or high incidence of workers compensation claim count or losses.

The Registrant reviews all of its clients on a weekly basis. The review process includes noting workers compensation risk or loss activity, the client's actual gross profit compared to plan and the client's payment status. In addition to these standard reviews, the payroll and human resources departments provide the review committee with details of any peculiar problems that might pertain to a client.

The Registrant reviews pricing on a regular basis and may increase or decrease prices to a client from time to time, based on the overall review of the client and on the business model the Registrant has established. In addition to possible increases or decreases in price, the Registrant may choose to terminate the co-employer relationship if, in the regular reviews of operations, major changes or problems have become the norm or if the desired gross profit margin is in jeopardy.

The Registrant estimates its retention since inception in 1997 has been approximately 90%. The Registrant has enjoyed this estimated high retention due to its high level of service and controlled growth. A detailed "account-tracking recap" is being established to keep accurate records of new customers and terminated or lost customers, as well as the reasons therefore which include: cost of service, sale, merger, client business failure, and competition from other PEO's or business service firms.

Government  Regulation

Numerous federal and state laws and regulations relating to employment matters, benefit plans, tax payments and tax filings affect the Registrant's operations. By entering into a co-employer relationship with its clients, the Registrant assumes certain obligations and responsibilities as an employer under these laws. The Registrant relies on the guidance of outside legal and other professionals to remain in compliance with laws at the federal, state and local levels.

Various state governments have enacted laws to regulate the PEO industry. The Registrant maintains a compliance department to actively review PEO licensing and registration requirements of each state within which it operates. This compliance department manages the following activities:

o Prepare and file applications for initial license or registration as a PEO to a new state that the Registrant wishes to operate.

o Maintain compliance with existing regulatory requirements for states in which the Registrant has an active license or registration.

o    Prepare and file quarterly and/or annual reports as required.

The Registrant offers a multiple employer 401(k) deferred compensation plan and a multiple employer section 125 cafeteria benefit plan. Both plans have been drafted to conform to all tax qualification provisions of the Internal Revenue Code. The Registrant is expecting to receive a favorable determination letter from the IRS in the near term.

As a co-employer, the Registrant assumes responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to worksite employees. There are essentially three types of federal employment tax obligations: (i) withholding of income tax requirements governed by Code Section 3401, et seq.; (ii) obligations under FICA, governed by Code
Section  3101,  et seq.;  and (iii)  obligations  under  FUTA,  governed by Code
Section 3301, et seq. Under these Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes. The Registrant assumes liability for the withholding and remittance of state and local income tax withholding as well as the employer and employee portion of state tax related unemployment and disability insurance.

Employment-related regulatory compliance is either shared jointly or individually by the Registrant and the client. Joint responsibility is shared for compliance with the Fair Labor Standards Act (FLSA), the Employee Retirement Income Security Act (ERISA), the Family and Medical Leave Act of 1993 (FMLA), the Drug-Free Workplace Act and state unemployment insurance laws.

The  Registrant  assumes  responsibility  for compliance  with the  Consolidated
Omnibus Budget Reconciliation Act of 1986 (COBRA), the Health Insurance Portability and Accountability Act (HIPAA), state worker's compensation laws, the Federal Income Contribution Act (FICA), the Federal Unemployment Tax Act
(FUTA), all federal, state and local income tax withholding provisions.

The client assumes responsibility for compliance with the Occupational Safety and Health Act (OSHA), the Americans with Disabilities Act (ADA), the Immigration Reform and Control Act (IRCA), the Worker Adjustment and Retraining Notification Act (WARN), Title VII (Civil Rights Act of 1964), the Age Discrimination in Employment Act (ADEA), certain Internal Revenue Code sections, any professional licensing, government contracting, intellectual property rights laws and laws regarding hazardous materials.

The Registrant mandates a review of the many and sometimes-complex compliance matters as is applicable with Federal and state statutes and regulations.
Whether or not a state has licensing, registration or other compliance requirements, the Registrant faces a number of other state and local regulations that could impact its operations. The PEO industry's legal and regulatory foundation is not codified in all 50 states. Because of that, the Registrant engages outside licensing professionals to help maintain its working relationships with the state regulatory authorities in states where it operates as well as keeping the Registrant abreast of the on-going changes in the licensing, registration and regulatory matters.

Worksite Employees

As of December 31, 2002, the Registrant served an estimated 824 clients, each with an average of approximately 39 employees, for a total of 31,967 work-site employees. The Registrant had oversight of approximately $542 million of payroll and related costs, throughout 34 states, Puerto Rico and Washington, DC. The Registrant operates three service centers, located in Ft. Lauderdale, FL; Tampa, FL and Cherry Hill, NJ each staffed with personnel to perform payroll, human resources, information processing, sales, service and general administration.

Internal Employees

As of December 31, 2002, the Registrant had 146 direct employees; 65 were located at its Ft. Lauderdale general offices, 38 were located at its Tampa service center, 39 were at the Cherry Hill service center, 3 were at the Orange Park (Jacksonville) sales office, and 1 was at the Registrant's New York headquarters. None of the Registrant's direct employees is a party to a collective bargaining agreement. The Registrant believes its relationships with its direct employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

On June 27, 2002, the Registrant subleased 15,000 square feet of office space from a non-affiliated prime tenant pursuant to a sublease expiring March 2008. At the same time the Registrant purchased all of the furniture, fixtures, telephone system and equipment (collectively the "Furniture") located in its office from the prime tenant in consideration for $350,000. On November 4, 2002, the Registrant assigned all of its right and interest under the sublease to Brentwood with the understanding that the Registrant was to have access to up to 300 square feet of the available space and facilities in consideration for the pro-rata payment of monthly rent. In addition and in consideration of Brentwood's agreement to assume the cost therefore, the Registrant assigned all of its right and interest in the Equipment to Brentwood.

The Registrant's executive office space and facilities in New York City is adequate for the purposes for which they were intended and provide sufficient capacity to accommodate the Registrant's short-term expansion plans. The Registrant maintains other offices in Tampa, FL; Cherry Hill, NJ; Fort Lauderdale, FL and Jacksonville, FL. The following is summary information on the Registrant's offices:


Location                      Square Footage   Expiration Date   Renewal Option

477 Madison Ave., 12th Floor
NY, NY  10022                      300           3/27/08            None

5050 West Lemon St.
Tampa, FL 33609                 16,000            9/3/10            Ten years

200 Lake Dr. East - Suite 110
Cherry Hill, NJ 08002            8,906          11/19/05            Five years

5101 NW 21st Avenue - Suite 350
Ft. Lauderdale, FL 33309        11,235          10/15/03            Three years

1847 Wells Road - Suites 1A & 1B
Orange Park, FL 32073            1,800           01/31/0            Five years

The Registrant also leases postage meters, computer equipment and software, furniture, copiers and telephone equipment from various vendors at competitive commercial lease rates.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant from time to time is party to certain pending claims which have arisen from the normal course of doing business, none of which, in the opinion of the Registrant's management, is expected to have a material adverse effect on the consolidated financial position or the results of operations if adversely resolved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Neither during the fourth quarter of the fiscal year ended December 31, 2002, nor at any time since becoming a publicly owned company in September 2000, did the Registrant conduct an Annual Meeting of its stockholders pursuant to definitive proxy materials under Regulation 14 A under the 34 Act, or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

Since approximately November 1996, the Registrant's common stock, its only class of trading equity securities, has been traded on the NASD OTC Bulletin Board ("OTCBB") under the symbol "CSRV". The following table sets forth the range of high and low bid price information for the common stock for each fiscal quarter for the past two fiscal years as reported by the OTCBB. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. There was no active trading market for the Common Stock before November 14, 2000.


                                                     HIGH BID         LOW BID
Year Ended December 31, 2002:

    Fourth Quarter                                    $1.01            $0.52
    Third Quarter                                      1.37             0.51
    Second Quarter                                     1.35             0.65
    First Quarter                                      1.80             0.38

Year Ended December 31, 2001:
    Fourth Quarter                                     0.40             0.03
    Third Quarter                                      0.16             0.04
    Second Quarter                                     0.25             0.12
    First Quarter                                      0.31             0.12


Since the Registrant's shares began trading in the over-the-counter market on the OTCBB, the prices for its shares have fluctuated widely. There may be many factors that may explain these variations. The Registrant believes that such factors include (a) the demand for its common stock, (b) the number of shares of the Registrant's common stock available for sale, (c) developments in the PEO industry, and (d) changes in the performance of the stock market in general, among others.

In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many small and emerging growth companies such as the Registrant, which may be unrelated to the operating performances of the specific companies. Some companies that have experienced volatility in the market place of their stock have been the objects of securities class action litigation. If the Registrant became the object of securities class action litigation, it could result in substantial costs and a diversion of its management's attention and resources and have an adverse effect on the Registrant's ability to implement its business plan. In addition, holders of shares of the Registrant's common stock could suffer substantial losses as a result of fluctuations and declines in the market price of the Registrant's common stock.

The trading of shares of the Registrant's common stock is subject to limitations set forth in Rule 1 Sg-9 of the Securities Exchange Act. This rule imposes sales practice requirements on broker-dealers who sell so-called "penny stocks" to persons other than established customers, accredited investors or institutional investors. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer: (i) approve a person's account for transactions in penny stocks; and (ii) receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

(b) Holders

As of December 31, 2002, the approximate number of holders of record of shares of the Registrant's Common Stock, $.001 par value per share, the Registrant's only class of trading securities, was believed by management to be as follows:

            Title of Class                         Number of Record Holders

            Common Stock, $.001 par                             46

Management believes there are many shareholders whose securities are held in street name with various brokerage houses. The exact number of shareholders is unknown to the Registrant.

(c) Dividends

The Registrant has paid no dividends during the fiscal years ended December 31, 2001 and 2002. In connection with the rights and preferences extended to the holders of the Series A Preferred Shares sold by the Registrant during 2002, dividends may not be declared on any of the Registrant's securities while the Series A Preferred Shares are outstanding. Therefore, holders of the Registrant's common stock may not receive any dividends on their investment in the Registrant in the foreseeable future. Earnings, if any, will be retained and used to finance the development and expansion of the Registrant's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)   Full Fiscal Years Ended December 31, 2002, and 2001

Revenues

The Registrant has adopted a new revenue recognition policy under which the salaries, wages and certain payroll taxes of worksite employees will no longer be recognized as revenue components (`net method'). The change in policy was made in response to an industry wide SEC comment letter requesting the change to the net method of revenue recognition which was based in part on the collective weight of the indicators included in Emerging Issues Task Force Issue No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent ("EITF 99-19"). The policy has been applied to the current financial statement and retroactively applied to the previous year's financial statement. Accordingly the company netted $502 million of payroll and related taxes for the year ended December 31, 2002 and $166 million for the year ended December 31, 2001. The new policy will have no effect on the gross profit, net income or shareholders' equity amounts previously reported by the Registrant in its public filings. CURA contributed $247 million of payroll and payroll taxes of the Year 2002 amount.

Revenue was $40.4 million for Year 2002, compared to $13.7 million for Year 2001, representing an increase of $26.7 million or 195%. Significant growth of the revenue base was provided by the Registrant's acquisition of CURA during Year 2002. CURA contributed revenue of $18.4 million representing 69% of the overall revenue increase for Year 2002. In addition to the growth provided by CURA, the Registrant achieved increased sales through organic growth from its commission sales agents located in the Southeastern portion of the country. In addition, the Registrant began to target new markets which realized higher billing rates for service fees.

During Year 2002, the number of clients increased to 824 compared to 168 during Year 2001, representing an increase of 490%. The addition of CURA contributed approximately 650 clients or 79% of the overall increase for Year 2002 over Year 2001. The number of paid worksite employees at December 31, 2001 increased to approximately 32,000 from 9,000 at December 31, 2001, representing an increase of 23,000 or 256%. Worksite employee growth exceeded revenue growth by 60%, primarily due to acquiring clients from CURA, which had a lower average payroll per employee. The lower average payroll per employee results from a concentration of the CURA client base in hospitality, service and retail industries. The lower revenue per employee results in lower service fee revenue per employee than the average for the previous years.

Cost of Services

Cost of services was $21.8 million for Year 2002, compared to $9.9 million for Year 2001, representing an increase of $11.9 million or 121%. This increase was due primarily to an increased number of clients and worksite employees resulting from the CURA acquisition. CURA contributed $11.4 million in cost of services representing 96% of the overall increase in cost of services for Year 2002. Cost of services was 54% of revenue for Year 2002 and 72% of revenue for Year 2001. Cost of services as a percentage of revenue was improved in Year 2002 primarily due to improved cost of benefits in Year 2002.

Gross Profit

Gross Profit was $18.6 million for Year 2002, compared to $3.8 million for Year 2001, representing an increase of $14.8 million or 385%. Gross profit was 46% of revenues for Year 2002 and 28% of revenues for Year 2001. CURA positively impacted gross profit by $6.9 million representing 47% of the overall increase in gross profit for Year 2002, compared to Year 2001. Gross profit was positively impacted by the termination of the Registrant's unprofitable self-funded health program in December 2001. Additionally revenues were enhanced by fourth quarter increases in administrative and workers' compensation billing rates.

Operating Expenses

Operating Expenses, which include Compensation and Benefits Expenses, Marketing and Selling Expenses, and General and Administrative Expenses, were $15.6 million for Year 2002 compared to $4.6 million for Year 2001, representing an increase of $11.0 million, or 242%. Operating Expenses were 39% of Revenues for Year 2002, compared to 33% for Year 2001. The acquisition of CURA increased Operating Expenses by $6.8 million, representing 62% of the overall increase for Year 2002 over Year 2001.

In addition, Operating Expenses were increased in Year 2002 from technology initiatives. The Registrant has upgraded its core software application for payroll processing, human resources and customer billing to the `ScorPEO' platform. The ScorPEO upgrade is expected to deliver future cost savings by integrating all internal production departments on a single company-wide platform. The ScorPEO system is expected to also integrate to the Registrant's accounting platform creating additional cost benefits to the corporate finance and accounting departments, which is expected to be completed during the second quarter of 2003.

Compensation and Benefits Expenses was $5.0 million for Year 2002, compared to $1.5 million for Year 2001, representing an increase of $3.5 million, or 238%. The acquisition of CURA increased Compensation and Benefit Expenses by $3.0 million, representing 85% of the overall increase for the Year 2002 over Year 2001. The additional increase was due to corporate personnel hired to support the Registrant's expanded sales growth and information technology conversions, and additional sales and sales support personnel. Compensation and Benefits Expenses were 12% of revenues for Year 2002, compared to 11% for Year 2001.

Marketing and Selling Expense was $4.2 million for Year 2002, compared to $1.1 million for Year 2001, representing an increase of $3.1 million, or 300%. The acquisition of CURA increased selling commissions by $1.0 million, representing 33% of the overall increase for Year 2002 over Year 2001. Additional increases in selling commissions occurred, reflecting an increase in revenue growth from commissioned agents. Marketing and Selling Expenses were 11% of revenues for Year 2002, compared to 8% for Year 2001.

General and Administrative Expenses were $6.3 million for Year 2002, compared to $2.0 million for Year 2001, representing an increase of $4.3 million, or 217%. The acquisition of CURA increased General and Administrative Expenses by $2.8 million, representing 64% of the overall increase for Year 2002 over Year 2001. This increase was primarily a result of administrative expenses to support expanded sales growth, information technology conversions, and additional sales and sales support personnel. General and administrative Expenses were 16% of revenues for Year 2002, compared to 15% for Year 2001.

Depreciation Expense increased by $229 thousand for Year 2002 compared to $58 thousand for Year 2001, representing an increase of 385%. This increase was primarily the result of the Registrant's investment in management information systems.

Interest income on the cash invested intermittently was $86 thousand for Year 2002, compared to $2 thousand for Year 2001, representing an increase of $84 thousand. The Registrants' cash management and profit strategies have resulted in an increase in the cash available for its operating requirements.

Interest expense was $116 thousand for Year 2002 and $34 thousand for Year 2001. Interest expense results from capital leases that funded purchases of furniture and fixtures.

Net Income

Net income was $3.0  million  for Year  2002,  compared  to a net loss of ($734)
thousand for Year 2001, representing an increase of $3.7 million. The acquisition of CURA increased net income by $143 thousand in Year 2002, representing 4% of the overall increase. Net income was 7% of Revenue for Year 2002, compared to a loss of (5%) for Year 2001. Net income growth for Year 2002 compared to Year 2001 was favorably impacted by the elimination of the Registrant's unprofitable health insurance plan in December 2001, and significant sales volume growth at increased administrative and workers' compensation billing rates.

The operations of CURA are included in the accompanying consolidated statement of operations from the date of acquisition, July 1, 2002 through December 31, 2002. (see Item 7. Financial Statements) The pro forma unaudited consolidated statements of operations for the years ended December 31, 2002 and 2001 for the Registrant, including CURA, appear below:



                                                  (in thousands)
                                                Year Ended December 31,
                                                2002               2001
                                                ----               ----

Revenues                                  $    52,299          $   16,157
Cost of service                               (31,039)            (14,521)
                                               ------              -------
Gross profit                                   21,260               1,636
Operating expenses                            (21,229)             (6,884)
                                               ------               ------
Net income (loss)                          $       31           $  (5,248)
                                               ======               =====

b.  Liquidity and Capital Resources

The Registrant had $3.3 million in cash and restricted cash at December 31, 2002.

The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, anticipated levels of health benefit plan subsidies and other operating cash needs. The Registrant has terminated an unprofitable self-funded health plan as of December 31, 2001. The Registrant believes that its current balances and cash flow from operations will be sufficient to meet its requirements through 2003. The Registrant may rely on these same sources, as well as public or private debt and/or equity financing to meet its long-term capital needs.

Net cash used by operating activities was $1.4 million for Year 2002, compared to cash provided from operating activities of $1.4 million for Year 2001, representing in a decrease of $2.8 million. In addition, from September 2002 through December, 2002, the Registrant sold 1,578 shares of Series A Preferred Stock in exchange for cash and cash equivalents of $19,720,000 to be used to support the Registrant's risk management program and general working capital.

c. Forward Looking Statements:

This report includes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". Such statements are included, among other places in this Form 10-KSB, in the sections entitled "Management's Discussion and Analysis," "Description of Business" and "Description of Property." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although the Registrant believes that the expectations reflected in such forward-looking statements are reasonable, the Registrant can give no assurance that such expectations will prove to have been correct.


ITEM 7. FINANCIAL STATEMENTS

                    Certified Services, Inc. and Subsidiaries
    Index to the Consolidated Financial Statements December 31, 2002 and 2001




Independent Auditor's Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholder's Equity (Impairment)

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

                          Independent Auditors' Report


To the Board of Directors and Stockholders of Certified
Services, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Certified Services, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (impairment) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Certified Services, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations, cash flows and changes in stockholders' equity (impairment) for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Bridgewater, New Jersey
March 21, 2003

/s/ Rosenberg, Rich, Baker, Berman & Company





                    Certified Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                     December 31
                                               2002            2001
                                               ----------------------

Assets

Current assets
     Cash                                  $  662,327       $ 1,459,576
     Cash, restricted                       2,658,907                --
     Accounts receivable                   17,929,059           857,026
     Insurance deposits                    18,720,000                --
     Related party receivables                 65,340                --
     Other current assets                     516,831                --
                                           ----------         ---------
       Total current assets                40,552,464         2,316,602


    Property and equipment, at cost,
      net accumulated depreciation
      of $774,158 and $160,902,
      respectively                            983,451            223,915
    Excess purchase price over net
      book value of assets acquired        10,607,637          5,058,890
    Other assets                              711,652             31,728
                                           ----------          ---------
             Total Assets                $ 52,855,204        $ 7,631,135
                                           ==========          =========

Liabilities and Shareholders' Equity
Current Liabilities:
     Current portion of notes payable    $  2,153,571        $   213,414
     Accounts payable                       7,088,161          1,195,801
     Accrued expenses                      18,413,810          3,465,969
     Current portion of capital
      lease obligations                       190,648             29,568
                                           ----------          ---------
            Total Current Liabilities      27,846,190          4,904,752

     Long term notes payable                2,070,010          3,373,173
     Long term portion of capital
      lease obligations                       118,309             33,520
                                           ----------          ---------
             Total Liabilities             30,034,509          8,311,445

Commitments and Contingencies
Shareholders' Equity
     Preferred shares, $.001 par,
      5,000,000 authorized, Series A
      (1,578 and 0 issued and outstanding
       in 2002 and 2001, respectively)              2                  -
      Series B (1,100 issued and
       outstanding in 2002
       and 2001, respectively                       1                  1
      Series C (0 and 406.667 issued
       and outstanding
       in 2002 and 2001, respectively)              -                  1
      Common shares, $.001 par, 100,000,000
       authorized, 8,447,811 and 3,421,145
       issued and outstanding in
       2002 and 2001, respectively              8,448              3,421
     Additional paid in capital            22,107,754          1,602,550
     Accumulated earnings                     704,490         (2,286,283)
                                         ------------        ------------
           Total Shareholders' Equity      22,820,695           (680,310)
                                         ------------        ------------
           Total Liabilities and
            Shareholders' Equity       $   52,855,204       $   7,631,135
                                         ============        ============

See notes to the consolidated financial statements.

                    Certified Services, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                             For the Years Ended December 31,
                                             2002                       2001
                                             --------------------------------


Revenue (gross billings of $542 million
 and $180 million, less worksite employee
 payroll costs of $502 million and
 $166 million, respectively)                $ 40,406,261          $ 13,711,112
Cost of services                              21,822,214             9,878,578
                                              ----------            ----------
  Gross profit                                18,584,047             3,832,534

Operating expenses
 Compensation and benefits                     4,987,722             1,474,060
     Marketing and selling                     4,248,954             1,062,508
     General and administrative                6,326,964             1,994,367
     Interest, net                                29,634                35,490
                                              ----------             ---------
  Total operating expenses                    15,593,274             4,566,425
                                              ----------             ---------
  Net income (loss)                         $  2,990,773          $   (733,891)
                                              ==========             =========
Net income (loss) per share -
 basic and fully diluted                         $  0.51              $  (0.21)
                                                 =======              =========


Weighted average number of common shares
 outstanding -  Basic and fully diluted        5,815,307              3,421,145
                                               =========              =========

See notes to the consolidated financial statements.

                                   Preferred Stock A      Preferred Stock B
                                  ---------------------- -------------------
                                    Shares     Amount     Shares    Amount
                                  ------------------------------------------
                                           -   $    -           -   $    -
Balance, January 1, 2001

Issuance of shares for cash                -        -       1,100        1
Issuance of shares for purchase
 of APEO Holdings, Inc.                    -        -           -        -
Reorganization pursuant to
  reverse acquisition                      -        -           -        -
Transitional period net income
 of Omni Financial Services, Inc           -        -           -        -

Net loss                                   -        -           -        -
                                  ------------------------------------------

Balance, December 31, 2001                 -        -       1,100        1

Issuance of shares in completion
   of reorganization in 2001               -        -          -         -
Issuance of shares for services in
   reorganization and acquisitions         -        -          -         -
Issuance of shares for purchase
   The Cura Group, Inc.                    -        -          -         -
Shares issued for cash                     -        -          -         -
Exchange of shares resolving
   purchase of APEO Holdings, Inc.         -        -          -         -
Issuance of shares for cash and
   additional consideration            1,578        2          -         -
Issuance of shares for services            -        -          -         -

Net income                                 -        -          -         -
                                  ------------------------------------------

Balance, December 31, 2002             1,578     $   2      1,100     $  1
                                  ==========================================

(continued)

                                    Preferred Stock C         Common Stock
                                 ------------------------ ----------------------
                                     Shares      Amount      Shares       Amount
                                 -----------------------------------------------
                                          -      $    -    3,421,145     $3,421
Balance, January 1, 2001

Issuance of shares for cash               -           -            -          -
Issuance of shares for purchase
 of APEO Holdings, Inc.             406,667           1            -          -
Reorganization pursuant to
  reverse acquisition                    -            -            -          -
Transitional period net income
 of Omni Financial Services, Inc         -            -            -          -

Net loss                                 -            -            -          -
                                 -----------------------------------------------

Balance, December 31, 2001         406,667            1    3,421,145      3,421

Issuance of shares in completion
   of reorganization in 2001             -            -      725,000        725
Issuance of shares for services i
   reorganization and acquisition        -            -      945,000        945
Issuance of shares for purchase
   The Cura Group, Inc.                  -            -    2,000,000      2,000
Shares issued for cash                   -            -      281,666        282
Exchange of shares resolving
   purchase of APEO Holdings, Inc (406,667)          (1)     850,000        850
Issuance of shares for cash and
   additional consideration              -            -            -          -
Issuance of shares for services          -            -      225,000        225

Net income                               -            -            -          -
                                 -----------------------------------------------

Balance, December 31, 2002        $     -        $    -    8,447,811    $ 8,448
                                 ===============================================

(continued)

                                    Additional
                                     Paid-in       Earnings
                                     Capital       (Deficit)           Total
                                 --------------------- -----------------------
                                    $ 95,885       $(1,688,095)  $   (1,588,789)
Balance, January 1, 2001

Issuance of shares for cash        1,099,999                 -        1,100,000
Issuance of shares for purchase
 of APEO Holdings, Inc.              406,666                 -          406,667
Reorganization pursuant to
  reverse acquisition                      -       (    50,767)       (  50,767)
Transitional period net income
 of Omni Financial Services, Inc           -           186,470          186,470

Net loss                                   -       (   733,891)        (733,891)
                                 -----------------------------------------------

Balance, December 31, 2001         1,602,550        (2,286,283)        (680,310)

Issuance of shares in completion
   of reorganization in 2001          35,525                 -           36,250
Issuance of shares for services i
   reorganization and acquisition     93,555                 -           94,500
Issuance of shares for purchase
   The Cura Group, Inc.              498,000                 -          500,000
Shares issued for cash                91,700                 -           91,982
Exchange of shares resolving
   purchase of APEO Holdings, Inc       (849)                -                -
Issuance of shares for cash and
   additional consideration       19,719,998                 -       19,720,000
Issuance of shares for services       67,275                 -           67,500

Net income                                           2,990,773        2,990,773
                                 -----------------------------------------------

Balance, December 31, 2002       $22,107,754       $  704,490    $   22,820,695
                                 ===============================================



See notes to the consolidated financial statements.

                    Certified Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                               For the Year Ended December 31,
                                                2002                      2001
                                              ---------------------------------

Cash flows from operating activities
Net income (loss)                             $  2,990,773         $ ( 733,891)
 Adjustments to reconcile net income (loss)
 to net cash provided by operations:
  Transitional net income of acquired subsidiary        -              186,470
  Reorganization pursuant to reverse acquisition        -            (  50,767)
  Depreciation and amortization                   286,655               57,567
  Bad debt expense                                114,217               59,555
  Issuance of stock to employees                   91,982                   --
  Issuance of stock for services                  162,000                   --
  Severance expense                                    --              200,000

Decrease (increase) in assets
  Accounts receivable                         (14,718,796)           ( 493,666)
  Other current assets                        (   878,597)              45,639
  Restricted cash                               5,077,615                   --
  Other assets                                (   488,180)                  --

Increase (decrease) in liabilities
  Accounts payable                              2,838,728            1,335,735
  Accrued expenses                              3,133,903              834,343
                                             ------------           ----------
Net cash provided by (used in)
  operating activities                       (  1,389,700)           1,440,985
                                             ------------           ----------
Cash flows from investing activities
  Purchase of property and equipment         (    565,024)          (    2,437)
  Proceeds from deposits                               --               16,520
  Cash paid pursuant to reverse merger                 --           (1,143,670)
  Proceeds from stockholder                            --               28,918
  Net proceeds from affiliates                         --           (  384,240)
                                             ------------           ----------
Net cash (used in) investing activities      (    565,024)          (1,484,909)

Cash flows from financing activities
 Net proceeds from line of credit                 321,000                   --
 Repayment of notes payable                  (    138,095)          (  139,204)
 Proceeds of long-term debt                        73,430                   --
 Payments of capital lease obligations       (     33,520)          (   41,723)
 Cash outlay for related party note
  receivable                                 (  1,671,215)                  --
 Loan proceeds from related parties             1,605,875                   --
 Issuance of preferred stock                    1,000,000            1,100,000
                                              -----------           ----------
Net cash provided by (used in)
 financing activities                           1,157,475              919,073
                                              -----------           ----------
Net increase (decrease) in cash              (    797,249)             875,149
Cash at beginning of year                       1,459,576              584,427
                                             ------------           ----------
Cash at end of year                         $    662,327           $ 1,459,576
                                             ============            =========

See notes to the consolidated financial statements.


                    Certified Services, Inc. and Subsidiaries
      Supplemental Schedule of Non-cash Investing and Financing Activities


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:         2002                  2001
                                       ----                  ----
    Interest Expense              $  115,997            $  37,466
    Income Taxes                          --                   --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital stock accounts and additional paid in capital were adjusted in 2002 for the following:

The Registrant purchased the CURA Group in an acquisition with the following components:

Liabilities assumed in excess of assets             $5,248,449
Stock issued - 2,000,000 of common stock               500,000
Promissory note                                      2,313,889
Promissory note                                        136,111

Prior to the Registrant's acquisition of CURA, Midwest Merger Management, LLC, a related party, had advanced to CURA $6,100,000. Subsequent to the acquisition, this obligation was retired by the issuance of certain shares of the Registrant's Series A Preferred Stock.

During 2002 the Registrant issued 725,000 shares of common stock in completion of the reorganization in 2001.

The Registrant and the sellers of APEOH agreed that due to unforeseen changes in the industry and economic conditions since the date of merger in 2001, the original agreement did not accurately reflect the intent of the parties. Accordingly, the parties cancelled $3,200,000 of the notes payable, lengthened the payment term of the remaining note balance by twelve months, and exchanged
406.667 of Preferred Stock Series C for 850,000 shares of common stock.

Capital stock accounts and additional paid in capital were adjusted in 2001 for the following:

In 2001, the Registrant purchased APEO in an acquisition with the following components:

Fair  value of assets  acquired                             $  5,058,890
Cash paid for the  capital  stock                              1,188,781
Liabilities assumed                                            3,471,692
Stock issued - 406.667 shares Preferred Class C                  406,667
Equity of  shareholders                                           (8,250)

A severance agreement entered into during 2001 was converted to a Note Payable.

Additional paid-in capital was credited in 2001 upon the issuance of 1,100 shares of Preferred Stock Series B.

See notes to the consolidated financial statements.


                    Certified Services, Inc. and Subsidiaries
      Supplemental Schedule of Non-cash Investing and Financing Activities


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (continued)

Additional paid in capital was credited in 2002 for $18,719,998 and 1,498 shares of Preferred Series A stock were issued at par for insurance deposits of $18,720,000.


                                              2002                    2001
                                              ----                    ----
 Capitalized lease obligations incurred
  for use of equipment                     $279,389                $     -

                    Certified Services, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Certified Services, Inc. (the "Registrant") was organized on September 15, 1999 under the laws of the State of Nevada. Through December 31, 1999, the Registrant had been in the development stage. Effective January 1, 2000 the Registrant commenced, albeit insignificant, operations and was no longer considered to be a development stage enterprise. With the subsequent acquisitions of America's PEO Holdings, Inc. ("APEO"), and the Cura Group, Inc. ("CURA"), the Registrant is organized as a holding company of several corporations engaged in the business of providing employee leasing and related payroll services to its clients.

Basis of Presentation

At December 31, 2002 and for the years ended December 31, 2002 and 2001, the consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation. The results of operations of all other acquired companies within the periods reflected have been included in the consolidated financial statements from the date of acquisition. On November 21, 2001, the Registrant acquired all of the issued and outstanding shares of APEO. For accounting purposes, the acquisition has been treated as an acquisition of the Registrant by APEO and a re-capitalization of APEO. Accordingly, the financial statements prior to November 21, 2001, are those of APEO only.

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

Allowance for Doubtful Accounts

The Registrant provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts is $60,000 and $0 for the years ended December 31, 2002 and 2001, respectively.

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

Evaluation of Long-Lived Assets

Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. At December 31, 2002, management believes that the carrying value of excess purchase price over net book value of assets acquired fairly reflects the future cash flows to be derived there from.

Revenue Recognition

The Registrant has adopted a new revenue recognition policy under which compensation of worksite employees will no longer be recognized as revenue components (`net method'). The change in policy was made in response to an industry wide SEC comment letter requesting the change to the net method of revenue recognition which was based in part on the collective weight of the indicators included in Emerging Issues Task Force Issue No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent ("EITF 99-19"). The policy has been applied to the current financial statement and retroactively applied to the previous year's financial statement. The new policy will have no effect on the gross profit, net income or shareholders' equity amounts previously reported by the Registrant in its public filings.

The Registrant records revenue as services are provided. The Registrant's revenues consist of administrative fees paid by its clients under Shared Employer Agreements, which are based upon each worksite employee's gross pay and a markup, computed as a percentage of the gross pay. The Registrant includes the component of its comprehensive service fees related to the gross pay of its worksite employees as revenue. In consideration for payment of such service fees, the Registrant agrees to pay the following direct costs associated with the worksite employees: (i) salaries and wages; (ii) employment-related taxes;
(iii) employee benefit plan premiums; and (iv) workers' compensation insurance premiums. The Registrant accounts for fees and the related direct costs using the accrual method. Under the accrual method, fees relating to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled revenues and the related direct costs for such wages are accrued as a liability during the period in which wages are earned by the worksite employee. Subsequent to the end of each period, the related fees are billed.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $28,089 and $8,518 for the years ended December 31, 2002 and 2001, respectively.

Income Taxes

Effective November 21, 2001, the Registrant files a consolidated Federal income tax return with its wholly owned subsidiaries. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, as applicable. Deferred taxes are based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using tax rates that are expected to be in effect when the differences are expected to reverse. Deferred taxes also are recognized for operating losses that are available to offset future federal and state income taxes.

Income (Loss) Per Common Share

Basic and diluted income (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. The number of potential common shares outstanding were 5,815,307 and 3,421,145, respectively, for the years ended December 31, 2002 and 2001.

Potential common shares were not used in the computation of diluted loss per common share in 2001, as their effect would have been anti-dilutive.

NOTE 2-FAIR VALUE OF FINANCIAL INSTRUMENTS

The Registrant's material financial instruments for which disclosure of estimated fair value is required by certain accounting standards at December 31, 2002, consist of cash, accounts receivable, insurance deposits, accounts payable, notes payable and capital lease obligations. In the opinion of management, such items other than certain notes payable are carried at values that approximate fair value because of liquidity, short-term maturities or interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.

A non-interest bearing note payable, in the original principal amount of $1,000,000, has been subjected to an 8% present value discount in the accompanying consolidated balance sheets at December 31, 2002 and 2001.

NOTE 3-CONCENTRATION OF BUSINESS AND CREDIT RISK

At times throughout the year, the Registrant may maintain certain bank accounts in excess of FDIC insured limits.

The Registrant provides credit in the normal course of business. The Registrant performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

The Registrant's customers are primarily engaged in the transportation, services, and construction industries located primarily in the eastern United States. As a result, the Registrant is dependent upon economic conditions within these industries and geographic areas.

NOTE 4-INSURANCE DEPOSITS

An integral part of the relationship with the entities participating in the Registrant's risk management program involves the retention by those entities of security deposits, which the Registrant fulfills with annual, renewable letters of credit. (See Note 13-Related Party Transactions). Insurance deposits in the form of annual renewable letters of credit provided by Midwest Merger Management, LLC (a related party), amounted to $18,720,000 and $0 as of December 31, 2002 and 2001, respectively.

NOTE 5-RESTRICTED CASH

As of December 31, 2002, the Registrant maintained restricted cash deposits of $2,658,907 at its lending institution to collateralize its revolving line of credit (see Note 15-Notes Payable). The line of credit became available during 2002. Upon termination of the revolving line of credit, these funds will become available for utilization by the Registrant.

Unused credit available on this line of credit was $1,912,000 at December 31, 2002.

NOTE 6-ACQUISITIONS AND MERGERS

In July 2002, the Registrant acquired control of the issued and outstanding shares of CURA. CURA, with offices in Ft. Lauderdale and Tampa, FL, is a Professional Employer Organization comprised of three Florida corporations: The Cura Group, Inc.; its wholly-owned subsidiary The Cura Group II, Inc.; and The Cura Group III, Inc. The aggregate purchase price of CURA is comprised of 2,000,000 shares of the Registrant's common stock valued at $.25 per share and two promissory notes in the amounts of $2,313,889 and $136,111.

In addition, if the EBITDA of the original business of Cura equals or exceeds $3,000,000 for the period of July 1, 2002, to June 30, 2003, its former owners shall receive an additional number of shares of common stock of the Registrant equal to $1,000,000, divided by the average closing sale price of the Registrant's common stock for the thirty days prior to the required delivery of those shares.

The operations of CURA are included in the accompanying consolidated statement of operations from the date of acquisition, July 1, 2002 through December 31, 2002. The pro forma unaudited consolidated statements of operations for the years ended December 31, 2002 and 2001 for the Registrant, including CURA, prior to July 1, 2002, appear below:

                                                      (in thousands)
                                                   Year Ended December 31,
                                                  2002                  2001
                                                 ---------------------------

Revenues                                     $   52,299              $ 16,157
Cost of service                                 (31,039)              (14,521)
                                                --------               ------
Gross profit                                     21,260                 1,636
Operating expenses                              (21,229)               (6,884)
                                                --------               -------
Net income (loss)                            $        31              $(5,248)
                                                ========               =======

On November 21, 2001, pursuant to a Share Purchase Agreement with APEO and its sole shareholders, the Registrant purchased all of APEO's issued and outstanding common stock, for 406.667 shares of Series C Preferred Stock (which were subsequently converted into 850,000 common shares), $1,100,000 cash, and notes aggregating $4,200,000, which was accounted for as a reverse merger. During September 2002 the Registrant and the sellers of APEO agreed that due to unforeseen changes in industry and economic conditions since the date of merger, the original agreement did not reflect the intent of the parties. Accordingly, the parties cancelled the 406.667 shares of Series C Preferred Stock in exchange for 850,000 shares of Common Stock, cancelled $3,200,000 of the notes payable, and lengthened the payment term of the remaining note balance by 12 months to 72 months, commencing January 10, 2002, payable in equal monthly installments of $13,890.

On May 1, 2001 the stockholders of the following companies (American Labor Force, Inc., American Labor Services, Inc., Western American Labor Force, Inc., National Labor Force, Inc., National Labor Force One, Inc., Omni Financial Services, Inc., Mid Atlantic Equities, Inc. and Delaware Valley Properties, Inc.) formed APEO. Effective August 1, 2001, the stockholders then contributed their stock in all of the above companies in exchange for all of the issued and outstanding stock of APEO.

NOTE 7-PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:


                                                2002                  2001
                                                ----                  ----
Furniture, fixtures and computer equipment    $1,757,609          $ 384,817
Less: accumulated depreciation                (  774,158)          (160,902)
                                               ---------            -------
  Total                                       $  983,451          $ 223,915
                                               =========            =======

Depreciation expense charged to operations amounted to $274,538 and $57,567 for the years ended December 31, 2002 and 2001, respectively.

NOTE 8-EXCESS PURCHASE PRICE OVER NET BOOK VALUE OF ASSETS ACQUIRED

The excess cost over net book value of assets acquired is comprised of:

 APEO Holdings, Inc.                             2002                2001
 -------------------                             ----                ----

Cash                                     $   1,100,000           $ 1,100,000
Non-interest bearing promissory note
 subjected to an 8% present value discount     821,990             3,471,692
Shares of Common Stock                         406,667               406,667
Transaction costs                               88,781                88,781
                                             ---------             ---------
                                             2,417,438             5,067,140
Less: Net assets                            (    8,250)           (    8,250)
                                             ---------             ---------
                                         $   2,409,188           $ 5,058,890
                                            ==========             =========

The Cura Group, Inc.
6%, three year promissory note               2,313,889                    --
6%, three month promissory note                136,111                    --
Shares of Common Stock                         500,000                    --
                                            ----------           -----------
                                             2,950,000                    --
                                            ----------           -----------
Add: Net Liabilities                         5,248,449                    --
                                            ----------           -----------
                                             8,198,449                    --
                                            ----------           -----------
Total                                      $10,607,637          $  5,058,890
                                            ==========           ===========


NOTE 9-OTHER ASSETS

Other assets consist of the following:

                                              2002                  2001
                                              ----                  ----
Note receivable                             $ 208,919           $       --
Prepaid expenses                              343,833                   --
Acquisition costs                             484,031                   --
Deposits                                      191,700               31,728
                                            ---------            ---------
   Total                                    1,228,483               31,728
Less: current portion                         516,831                   --
                                            ---------            ---------
                                           $  711,652           $   31,728
                                            =========            =========

The note receivable is unsecured, bears interest at 3% and is payable as follows:

          a.   $5,000 on March 22, 2002
          b.   35 monthly payments of $2,000
          c.   remaining balance on November 22, 2005

Acquisition costs represent amounts paid incidental to the acquisition of customer relationships. Such costs are amortized over sixty months, the period which management believes represents the estimated life of the customer relationships. Amortization expense for the year ended December 31, 2002 was $12,117.

NOTE 10-ACCRUED EXPENSES

Accrued expenses consist of the following:

                                             2002                        2001
                                             ----                        ----
Accrued payroll                        $13,559,310                $        --
Client claims funds                      2,022,977                         --
Workers compensation payable               580,589                    751,570
Employee benefits payable                  685,535                    133,184
Accrued health insurance plan claims       612,592                  1,800,000
Customer Deposits                          384,153                    241,240
Other accrued expenses                     568,654                    539,975
                                        ----------                  ---------
   Total                              $ 18,413,810                $ 3,465,969
                                        ==========                  =========

NOTE 11-EMPLOYEE BENEFIT PLAN

Multiple Employer 401(k) Profit Sharing Plan

The Registrant sponsors a qualified, multiple employer defined contribution prototype plan. Client employers may adopt the terms and provisions of this qualified plan. Eligible employees may elect to contribute up to 15% of their annual compensation to an investment trust. Participating employers may elect to make matching or discretionary contributions under the terms of the plan. The Registrant contributed $22,712 and $0, respectively, to the accounts of its direct employees who were participants in 2002 and 2001.

During 2002, the Registrant terminated a second 401k plan offered to worksite employees and staff through October 2002. Plan assets were distributed according to Internal Revenue Code guidelines.

Medical Benefit Plans

The Company offered fully-insured and self-insured medical benefit plans to employees. Participating employer customers were able to participate or opt to offer their own insurance coverage to employees. During 2001, the Company elected to terminate the self-funded employee welfare benefit Plan effective December 31, 2001. Notice of intention to terminate the Plan was given to all participating client companies and COBRA participants. Alternative program options were offered to clients, however, the Company does not intend to sponsor another medical benefit program.

Flexible Benefit Plan

The Flexible Benefits Plan, or Internal Revenue Code Section 125 Cafeteria Plan, is maintained by the Registrant since 1997 to allow eligible employees to use salary redirection amounts to pay for benefit plan premiums and other fringe benefits offered by the Plan.

NOTE 12-EMPLOYEE STOCK OPTION PLAN

The Registrant's 2002 Stock Option Plan (the "SOP") provides for options that may be granted to eligible employees and non-employee directors and advisors of the Registrant or its subsidiaries. An aggregate of 10,000,000 shares of common stock of the Registrant are authorized to be issued under the SOP. At December 31, 2002, 9,400,000 shares of common stock were available for future grants. The SOP became effective on September 9, 1998, and options may be granted through its tenth anniversary date. The stock options are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, when appropriate. The purposes of the SOP is to retain and attract persons of training, experience and ability to serve as employees of the Registrant and its subsidiaries and as non-employee directors and advisors of the Registrant, and to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Registrant and its subsidiaries.

The SOP is administered by the SOP Committee of the Board of Directors (the "Committee"). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares, the vesting of the shares and all of the terms of the awards. The Registrant may at any time amend or terminate the SOP. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant's prior consent. Stockholder approval of an amendment to the SOP is necessary only when required by applicable law or stock exchange rules.

The following summarizes 2002 stock option activity and related information:

                                                             Weighted Average
                                         Shares               Exercise Price
                                         ------             ------------------
Outstanding, beginning of year                0                          --
Granted                                 600,000                       $0.10
Exercised                              (600,000)                      $0.10
Canceled                                      0                          --
Outstanding, end of year                      0                          --
Exercisable, end of year                      0                          --

NOTE 13-RELATED PARTY TRANSACTIONS

Risk Management Agreement - On January 1, 2002 the Registrant entered into a Risk Management Agreement with Midwest Merger Management, LLC (Midwest), its principal and controlling shareholder. Pursuant thereto, Midwest agreed to assume all responsibility for managing the cost of workplace accidents that occur during the five year term of the Agreement. For the initial year of the Agreement, Midwest received a Service Fee of $16,323,144, an amount equal to 3.5% of the Registrant's gross payroll. Thereafter, the Service Fee shall amount to the greater of 3.5% of the Registrant's gross payroll or 1.333 x the Registrant's weighted average of accrued worker's compensation claims for the preceding five years.

Insurance Deposits - In 2002, Midwest provided annual renewable letters of credit ("LCs") in favor of the Registrant's workmens compensation insurance carrier which, at December 31, 2002 amounted to $18,720,000. (See Note 4-Insurance Deposits). Pursuant to a Subscription Agreement, the Registrant issued to Midwest 1,498 of its Series A Preferred Stock, $.001 par value pursuant to a Subscription Agreement executed with each LC contributed. (See
Note 17-Preferred and Common Stock)

Issuance of Shares - In 2002, pursuant to a Subscription Agreement, the Registrant issued 80 shares of its Series A Preferred Stock, $.001 par value to Brentwood Capital Corp. (Brentwood), an affiliated company, in exchange for consideration of $1,000,000.

During February, 2002, the Registrant also issued 600,000 options to purchase its Common Shares at $.10 per share to Brentwood in exchange for services in connection with Midwest's purchase of control of the Registrant and its subsequent identification and negotiation of its first two acquisition targets. The options were exercised in March, 2002 and the Registrant recognized expense of $60,000.

Administrative Fees - During the years ended December 31, 2002 and 2001, administrative fees paid to Brentwood amounted to $250,000 and $0, respectively.

Sublease Arrangement - On June 27, 2002 the Registrant subleased 15,000 square feet of office space from a non-affiliated prime tenant pursuant to a sublease expiring in March of 2008. On November 4, 2002 the Registrant assigned all of its right and interest under the sublease to Brentwood but for the right to utilize up to 300 square feet of office space in consideration of the payment of a pro rata monthly rent.

Additionally, also on June 27, 2002 the Registrant purchased certain office furniture and equipment of the prime tenant for $350,000. On November 4, 2002 the Registrant in consideration of Brentwood's agreement to assume the obligation, assigned all of its rights and interest in the office furniture and equipment to Brentwood. The Registrant remains contingently liable on the sublease and purchase agreement.

In addition, there are temporary advances made between related parties. On December 31, 2002, Midwest had a receivable due to the Registrant in the amount of $41,414 due with the first quarter of 2003. On December 31, 2002, Brentwood had a receivable due to the Registrant in the amount of $23,926 due within the first quarter of 2003.

Accounts payable at December 31, 2002 included $251,050 due to Midwest.

NOTE 14-CAPITAL LEASES

The Registrant leases certain equipment under capital leases expiring in various years through 2003. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset at the inception of the lease. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense in 2002 and 2001.

Properties under capital leases are as follows:


                                             2002                    2001
                                             ----                    ----

   Furniture and fixtures              $   239,492             $    91,451
   Computer equipment                      286,102                  13,300
                                          --------                  ------
       Subtotal                            525,594                  104,751
       Less accumulated amortization      (140,784)                ( 42,122)
                                          --------                  -------
      Total                            $   384,810             $     62,629
                                          ========                  =======

The following is a schedule of minimum lease payments due under capital leases as of the:

     Year Ending December 31,
         2002                          $        -              $    40,150
         2003                             226,166                   34,989
         2004                             110,224                    2,916
         2005                              20,265                       --
                                         --------                  -------
Total net minimum capital lease
  payments                                356,655                   78,055
 Less amounts representing interest      ( 47,698)                 (14,967)
                                         --------                  --------

 Present value of net minimum
   capital lease payments                 308,957                   63,088
 Less current maturities of
  capital lease obligations              (190,648)                 (29,568)
                                         --------                  -------
 Obligations under capital leases,
    excluding current maturities       $  118,309              $    33,520
                                         ========                  =======

Interest rates on capitalized leases vary from 10% to 27% and are imputed based on the lower of the Registrant's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

Amortization of assets under capital leases is included in depreciation expense in 2002 and 2001. The capital leases provide for purchase options. Generally, purchase options are at prices representing bargain values of the property at the expiration of the lease term.


NOTE 15-NOTES PAYABLE

Notes payable (including acquisition indebtedness) consist of the following:

                                                           2002            2001
                                                           ----            ----
$3,129,000 revolving line of credit, expiring April,
  2003, with interest at prime plus 1% per annum,
  collateralized by cash deposits of $2,658,907       $1,217,000        $    --
Non-interest bearing promissory note of $1,000,000
 payable in equal monthly installments over 72 months
 commencing January 10, 2002 after an 8% present value
 discount                                                685,027        821,990

Non-interest bearing promissory note of $3,200,000
 payable in four equal annual installments commencing
 April 15, 2003 through April 15, 2006 after an 8%
 present value discount; note terms cancelled in 2002         --      2,649,702

6% interest bearing promissory note of $2,313,889
 payable in equal monthly installments over 34
 months commencing January 3, 2003                     2,313,889             --

Installment note payable secured by equipment              7,665             --

Non-interest bearing promissory note payable in 24
    monthly installments beginning April 2001                 --        114,895
                                                    ------------      ---------
                                                       4,223,581      3,586,587
Less: current portion                                  2,153,571        213,414
                                                    ------------      ---------
                                                    $  2,070,010    $ 3,373,173

Total maturities of notes payable are as follows:
  Year Ending December 31,
           2003                                     $  2,153,571
           2004                                          946,204
           2005                                          816,693
           2006                                          147,438
           2007                                          159,675
                                                      ----------
              Total                                 $  4,223,581
                                                      ==========

Acquisition   indebtedness  was  incurred   incidental  to  the  reverse  merger
transaction between the Registrant and APEO and the acquisition of CURA.

NOTE 16-OPERATING LEASE COMMITMENTS

The Registrant rents office space under the following non-cancelable operating leases, which contain provisions for contingent rental payments based upon increases in taxes, insurance, and common area maintenance expense:

Fort Lauderdale, FL: Lease expiring October 2003 with renewal option for an additional 3 years;

Cherry Hill, NJ: Lease expiring November 2005 with renewal option for an additional 5 years;

Tampa, FL: Lease expiring September 2010 with renewal option for an additional 10 years;

New York, NY: Lease expiring 2008, no renewal option;

Jacksonville, FL: Lease expiring January 2005 with renewal option for an additional 5 years, and

Atlanta, GA: Lease expiring May 2005 with renewal option for an additional 3 years.

The Registrant also leases various computer and office equipment, and furniture expiring over the next five years.

The following is a schedule of future minimum rental payments (exclusive of common area charges) required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31:

                                                2002                  2001
                                                ----                  ----

           2002                           $       --              $ 374,395
           2003                              806,775                221,889
           2004                              654,041                201,188
           2005                              518,372                174,730
           2006                              266,223                  7,376
           2007                              266,150                     --
           2008                              268,384                     --
           2009                              273,152                     --
           2010                              209,960                     --
                                           ---------                -------
   Total minimum payments required        $3,263,057             $  979,578
                                           =========               ========

Rent expense charged to operations were $475,978 and $376,320 for the years ended December 31, 2002 and 2001, respectively.

NOTE 17-PREFERRED AND COMMON STOCK

The Registrant is authorized to issue 5,000,000 shares of $0.001 par value preferred stock in various series.

From September 2002 through December 2002, pursuant to a Subscription Agreement the Registrant issued 1,578 shares of its Series A Preferred Stock, $.001 par value, to related parties in exchange for $19,720,000 consisting of cash ($1,000,000) and annual renewable letters of credit ($18,720,000) see Note 4 - Insurance Deposits. The Series A Preferred Stock is entitled to 10,000 common votes per share, has no redemption priorities, and is entitled to preference upon the liquidation or sale of substantially all of the Registrant's assets.

Prior to, but as a component of, the reverse merger transaction between the Registrant and APEO, the Registrant agreed to issue 1,100 shares of Series B Preferred Stock, convertible into 11,000,000 common shares, in exchange for $1,100,000, or $0.10 per common share equivalent. The Series B share are entitled to 10,000 common votes per preferred share and are not eligible for conversion until the Registrant's common stock price has exceeded $10 per share for 20 consecutive trading days. Conversion occurs pro-rata in $5 increments after the stock price has exceeded $10 per share for 20 consecutive trading days.

As a component of the reverse merger transaction between the Registrant and APEO, the Registrant agreed to issue 406.667 shares of Series C Convertible Preferred Stock convertible into 4,066,667 common shares of the Registrant. In the opinion of management, the shares of Series C Convertible Preferred Stock also had a value of $0.10 per common share equivalent, or an aggregate value of $406,667. During September 2002 the parties exchanged the 406.667 preferred shares for 850,000 shares of common stock.

The Registrant is authorized to issue 100,000,000 shares of $0.001 par value common stock.

NOTE 18-COST OF SERVICES

Cost of services is comprised of the following:

                                                     2002                 2001
                                                     ----                 ----
Employee benefits                            $   5,499,070          $ 4,299,099
Workers compensation insurance                  16,323,144            5,485,824
Other                                                   --               93,655
                                               -----------            ---------
                                             $  21,822,214          $ 9,878,578
                                               ===========            =========

NOTE 19-INCOME TAXES

The income tax provision (benefit) is comprised of the following:

                                     Federal         State             Total
                                  ------------    ----------     -------------
                                  ------------    ----------     -------------
Year Ended December 31, 2001
   Current                       $     (20,000)   $ (9,000)      $   (29,000)
   Less valuation allowance             20,000       9,000            29,000
                                  ------------    ----------      ------------
                                  ------------    ----------      ------------
                                 $           0   $         0     $           0
                                  ============   ===========      ============

                                     Federal         State            Total
                                  ------------   ------------     ------------
                                  ------------   ------------     ------------
Year Ended December 31, 2002
   Current                       $    (935,000)  $  (145,000)    $  (1,080,000)
   Less valuation allowance            935,000       145,000         1,080,000
                                  ------------    -----------     ------------
                                  ------------    -----------     ------------
                                 $           0   $          0   $            0
                                  ============    ===========    =============

The Company has available net operating loss carryforwards as to which full valuation allowance has been established which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:


                                       Federal                  State
                                 ---------------------     ----------------
                                 ---------------------     ----------------
      Available Through
         2017                 $             1,000,000   $        2,250,000
                                 =====================     ================

NOTE 20 - RECLASSIFICATIONS

Certain   amounts  for  2001  have  been   reclassified  to  conform  with  2002
classifications. Such reclassifications had no effect on reported net income.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

Commitments - Prospective Acquisition of Staff America, Inc.

On October 31, 2002, and pursuant to a Stock Purchase Agreement, CURA agreed to acquire all of the issued and outstanding shares of common stock of Staff America, Inc., a North Carolina based professional employer organization, from BACE International, Inc. The parties agreed that the purchase price shall be mutually determined upon completion of the Registrant's due diligence investigation of Staff America. Simultaneously, the parties executed a Management Agreement, and Addendum, wherein, CURA (without compensation therefore) and senior management of Staff America Agreed to co-manage Staff America's customer accounts and business operations until the acquisition of Staff America is completed, or the parties agree not to consummate the acquisition or the management Agreement is terminated by CURA. The Registrant anticipates completing its due diligence, the valuation and acquisition of Staff America by May, 2003.

Contingencies - Economic Dependency on Majority Shareholder

Midwest, the Registrant's principal and controlling shareholder, is the sole administrator of the Registrant's risk management program. Additionally, Midwest has arranged for the placing of letters of credit (in the aggregate amount of $18,720,000 at December 31, 2002) with the Registrant's insurance carriers upon which the Registrant relies in managing its workplace risk. The loss of either or both of these services performed by Midwest would have a material adverse effect upon the Registrant's ability to continue in business in that the Registrant would experience material difficulty in obtaining an alternative provider of either or both of these functions.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two fiscal years ended December 31, 2002, there have been no changes in or disagreements with the Registrant's independent accountants on any matter of accounting or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served a such:

                 Duration and
                 Date of Expiration    Position & Office         Age and
Name             of Present Term       with Registrant         Director Since
--------------------------------------------------------------------------------

William Kewan      One year           President and Director            58
                   April 27, 2002 (1)                              Nov. 21, 2001

Judson Wagenseller One year           Executive Vice President          49
                   April 27, 2002 (2)                              Nov. 21, 2001

Scott Zoppoth      One year           Secretary, Treasurer              42
                   Aug. 7, 2002   (3)  and Director                Nov. 21, 2001

Anthony R. Russo   One year           Chief Executive and               60
                   May 1, 2003 (4)     Financial Officer
                                       and Director                Aug. 7, 2002

Danny L. Pixler    One year           President, Chief Operating        54
                   May 1, 2003 (5)    Officer and Director         Nov. 20, 2002

Peter Campitiello  One year           Secretary                         33
                   September 1, 2003 (6)

O. Ray McCartha    One year (7)       Director                          53
                                                                  April 27, 2002

Thomas Cunningham  One year           Director                           42
                   November 20, 2002 (8)                          April 27, 2002

Ivan Dobrin        One year (9)       Director                           57
                   May 1, 2003                                    April 27, 2002
--------------------
(1) Mr. Kewan resigned as a director of the Registrant on April 27, 2002.
(2) Mr. Wagenseller resigned as a director of the Registrant on April 27, 2002.
(3) Mr. Zopoth was replaced as an executive officer of the Registrant on 8/7/02,
(4) Mr. Russo was elected as a member of the Registrant's Board of Directors on 4/27/02, and was elected as the Registrant's Chief Financial and Chief Executive Officer on August 7, 2002.
(5) Mr. Pixler was elected as the Registrant's President and Chief Operating Officer on August 7, 2002; and as a member of the Registrant's Board of Directors on November 20, 2002, to fill the vacancy created by the resignation of Mr. Thomas Cunningham.
(6) Mr. Campitiello was elected as the Registrant's Secretary on August 7, 2002.
(7) Mr. McCartha was elected as a member of the Registrant's Board of Directors on April 27, 2002, to fill the vacancy created by the resignation of
    Mr. Kewan.
(8) Mr. Cunningham was elected as a member of the Registrant's Board of Directors on April 27, 2002, to fill the vacancy created by the resignation of Mr. Wagenseller. Mr. Cunningham resigned as a member of the Registrant's Board of Directors on  November 20, 2002.
(9) Mr. Dobrin was elected as a member of the Registrant's Board of Directors on
    April    27, 2002.

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of the Registrant.

Business Experience

Anthony R. Russo became a member of the Registrant's Board of Director on April 27, 2002; and was thereafter elected as the Registrant's Chief Executive Officer and Chief Financial Officer on August 7, 2002. Simultaneously therewith since May 1, 2002, Mr. Russo has served as the President, Chief Financial Officer and a member of the Board of Director of Edgar Filing.net, Inc., an inactive development stage Nevada corporation with a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). Simultaneously therewith and since September 1999, Mr. Russo has served as the President, Chief Financial Officer and director of Amici Ventures, Inc., an inactive publicly owned New York corporation with a class of securities registered pursuant to Section 15(d) of the Exchange Act. Simultaneously therewith since March 2000, Mr. Russo has served as the President, Chief Financial Officer and director of Momentum Holdings Registrant, an inactive publicly owned and traded Delaware corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Prior thereto since 1990, Mr. Russo served as President and Chief Executive of Cartilage Technologies, Inc., a privately owned manufacturer and marketer of dietary supplements headquartered in Elmsford, New York. Prior thereto since 1971, he served as President and Chief Executive of Sherwood Corporation, a publicly owned financial services firm in New York, NY. In his capacity as President, Mr. Russo often served as a member of the board of directors of several small emerging companies including Lloyds Electronics, Inc. (AMEX: LLYD) where he chaired the Audit Committee and served on the Executive Committee from 1980 to 1985. Prior thereto since 1966, he was a member of the audit staff of Arthur Andersen LLP in New York, NY. Mr. Russo received a Bachelor of Business Administration degree in accountancy practice from Pace University in 1967, was licensed as a certified public accountant by the State of New York in 1969, and received a Masters degree in Business and Policy from the Empire State College of the State University of New York at Saratoga Springs in 2001. Mr. Russo has been a member of the American and New York Associations of CPA's since 1969; and a member of the National Association of Corporate Directors since 1998.

Danny L. Pixler became a member of the Registrant's Board of Director on November 20, 2002; and was thereafter elected as the Registrant's President and Chief Operating Officer on August 7, 2002. Prior thereto since May 2002, Mr. Pixler has been a member of the Board of Directors of Edgar Filing.net, Inc., an inactive development stage Nevada corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Simultaneously
therewith and since March 2002, Mr. Pixler has been a member of the Board of Directors of Momentum Holdings Registrant, an inactive publicly owned and traded Delaware corporation with a class of securities registered pursuant to Section 12(g) of the s Exchange Act. Simultaneously therewith and since 1994, Mr. Pixler was employed by Logistics Management Resources, Inc., a publicly owned and traded Colorado corporation with a class of securities registered pursuant to
Section 12(g) of the Exchange Act, and its predecessors in increasingly responsible positions including President since July 1998. Prior thereto from 1993 to 1994, Mr. Pixler served as President of Joseph Land Group, a South Carolina based transportation company with annual sales of approximately $130 million. Prior thereto from 1989 through 1992, Mr. Pixler served as President of Apple Lines, Inc., a South Dakota based truckload refrigerated carrier with annual revenues exceeding $16 million. Prior thereto from 1983 until 1988, Mr. Pixler served as Executive Vice President and General Manager of DFC Transportation, a wholly owned subsidiary of Dean Foods, Inc. with annualized sales of approximately $60 million.

William Keywan, served as the Registrant's President and a member of its Board of Director from February 2002 to August 7, 2002. Prior thereto since January 2002, Mr. Keywan served as the Chief Executive Officer of Interstate University, Inc., a privately owned driver training school located in Evansville, Indiana. Prior thereto from 1996 through August 2001, Mr. Keywan served as the Director of Marketing for the Palmer Group, a privately owned Kenworth truck dealership with six locations in the Midwest, where he was primarily responsible for sales, marketing and public relations. Prior thereto from 1989 through 1995, Mr. Keywan founded and served as the President of Certified Transport, Inc. and Certified Logistics, Inc., two privately owned automotive and airfreight transportation companies located in Indiana.

Judson Wagenseller, served as Executive Vice President of the Registrant since February 2002. Simultaneously therewith and since 1983, Mr. Wagenseller has been engaged in the private practice of corporate and securities law in the State of Kentucky. Mr. Wagenseller received a Bachelor of Arts degree in psychology from Princeton University in 1975, and a Juris Doctor degree from the University of Virginia School of Law in 1983.

Scott Zoppoth has served as a member of the Registrant's Board of Directors since November 2001. Simultaneously therewith and since 1985, Mr. Zoppoth has been has been engaged in the private practice of commercial litigation, business and corporate law in the States of Texas and Kentucky. From 1985 through 1991, Mr. Zoppoth practiced in Houston, TX. From 1998 to 2000, Mr. Zopoth was a partner in the Louisville, KY firm of Zoppoth, Valenti & Hanley, PPLC, and subsequently as Scott P. Zoppoth, PLLC in Louisville. Mr. Zopoth received a Bachelor of Science degree magna cum laude in 1982 from St. John Fisher College (Rochester, NY) in Finance; and a Juris Doctor degree from South Texas College of Law (Houston, TX) in 1985.

Ivan Dobrin was elected as a member of the Registrant's Board of Directors on April 27, 2002. Mr. Dobrin has 15 years of experience in the PEO industry. Since 1999, Mr. Dobrin has served as President of the CURA Group, Inc., a subsidiary of the Registrant. Prior thereto from 1992 to 1999, Mr. Dobrin was employed by Staffing Concepts, Inc., a Tampa, Florida PEO in increasingly responsible positions including Director of that companies largest division. Prior thereto since 1986, Mr. Dobrin was a licensee for Action Staffing, Inc., a Tampa, Florida based PEO. Mr. Dobrin received a Bachelor of Arts degree in political science and history from Hofstra University (Hempstead, NY) in 1968. Mr. Dobrin is a member of the National Association of Professional Employer Organizations.

O. Ray McCartha, was elected as a member of the Registrant's Board of Directors on April 27, 2002. On August 1, 2002, Mr. McCartha was elected as Executive Vice President of Brentwood Capital Corp., a New York City based merchant banking corporation. Mr. McCartha has 30 years of insurance industry experience. Prior to joining Brentwood, Mr. McCartha founded MAI Risk Management and served as President of SCRMS, a large national alternatives risk management firm. Prior thereto since 1995, he served as Vice President for Florida Employees Excess Insurance Agency, a subsidiary of FCCI Mutual Insurance Registrant. Prior thereto since 1986, Mr. McCartha served as Vice President for Hewitt Coleman & Associates, a large national Third Party Administrator firm. Prior thereto since 1973, he served as an all lines agent for AON, formerly known as Frank B. Hall & Company, a large national insurance brokerage firm. Mr. McCartha served on the Board of a large multi-state insurance company and is currently an instructor with Florida Insurance Schools, a private continuing education school in Florida.

Peter Campitiello was elected as the Registrant's Secretary on August 7, 2002. Simultaneously therewith since 1997 Mr. Campitiello has been employed by Levy, Boonshoft & Spinelli, LLC, and its predecessor law firm as a corporate and securities attorney. Prior thereto since 1996, Mr. Campitiello was engaged in the private practice of law in the New York City Metropolitan Area. Mr. Campitiello received a Bachelor of Arts degree in political science from LaSalle University (Philadelphia, PA) in 1991; and a Juris Doctor from New York Law School in 1995. Mr. Campitiello is a member of the American and the New York State Bar Associations.

Thomas Cunningham served as the Registrant's Chief Financial Officer and a member of its Board of Directors from April 27, 2002, to November 20, 2002. Prior thereto since 1998, Mr. Cunningham was employed by America's PEO Holdings, Inc., a subsidiary of the Registrant as its Chief Financial Officer. Prior thereto since 1995, Mr. Cunningham served as Vice President-Finance for Site Development, Inc., a Ft. Lauderdale, Florida commercial real estate development company. Prior thereto since 1992, Mr. Cunningham was engaged in the private practice of accounting in Cherry Hill, New Jersey. Mr. Cunningham received a Bachelor of Science in Accounting from the University of Delaware in 1983; and was licensed as a certified public accountant by the State of New Jersey in 1992.

ITEM 10. EXECUTIVE COMPENSATION.

(a) General (1) through (7) All Compensation Covered. During the three fiscal years ended December 31, 2002, the aggregate compensation paid to, accrued or set aside for all executive officer and directors of the Registrant was $ 60,000.

(b) Summary Compensation Table.
                                                         Long Term Compensation
                                  Annual Compensation        Awards     Payments
Name and Position      Year   Salary  Bonuses  Other   Stock  Options LTIP Other

Michael L. Zuliani,
President              2000   $16,000      -       -       -      -     -     -
and Director through   2001    16,000      -       -       -      -     -     -
November 21, 2001      2002         -      -       -       -      -     -     -

Martin G. Rothman,
Secretary,             2000         -      -       -       -      -     -     -
Treasurer, and
Director               2001         -      -       -       -      -     -     -
through
November 21, 2001      2002         -      -       -       -      -     -     -

William Keywan,
President              2000         -      -       -       -      -     -     -

Director, (resigned    2001         -      -       -       -      -     -     -
August 7, 2002)        2002         -      -       -       -      -     -     -

Thomas Cunningham,
Chief Financial Officer
and                    2000         -      -       -       -      -     -     -
Director (resigned     2001         -      -       -       -      -     -     -
Nov. 20, 2002)         2002   136,250      -       -       -      -     -     -

Judson Wagenseller,
EVP                    2000         -      -       -       -      -     -     -
and Director
(resigned              2001         -      -       -       -      -     -     -
August 7, 2002)        2002         -      -       -       -      -     -     -

Ray McCartha,
Director               2000         -      -       -       -      -     -     -
since August 7, 2002   2001         -      -       -       -      -     -     -
                       2002   120,000      -       -       -      -     -     -

Ivan Dobrin, Director  2000         -      -       -       -      -     -     -
Since August 7, 2002   2001         -      -       -       -      -     -     -
                       2002   180,000      -       -       -      -     -     -

Scott Zoppoth,
 Director              2000        -       -       -       -      -     -     -
 since
 November 21, 2001     2001        -       -       -       -      -     -     -
                       2002    3,000       -       -       -      -     -     -

Anthony R. Russo, CEO
and CFO since Aug. 7,  2000        -       -       -       -      -     -     -
2002, and Director
since                  2001        -       -       -       -      -     -     -
April 27, 2002         2002   30,000       -       -       -      -     -     -

Danny L. Pixler, President
And COO since
August 7,              2000       -        -       -       -      -     -    -
2002, and Director,
since                  2001       -        -       -       -      -     -    -
November 20, 2002      2002  69,616        -       -       -      -     -    -

Totals                 2000  $16,000       -       -       -      -     -    -
                       2001   16,000       -       -       -      -     -    -
                       2002  538,866       -       -       -      -     -    -

No officer or director was paid any compensation in 2000 or 2001. No additional payments were made to our officers that served as directors during the two-year period ending December 31, 2002.

(c) Option/SAR Grant Table.

During the fiscal year ended December 31, 2002, the Registrant made no grants of stock options or freestanding SAR's to any executive officer or director of the Registrant. However, the following table contains information concerning the only options granted by the Registrant during the fiscal year ended December 31, 2002, under any stock option plan:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                   NUMBER OF       PERCENT OF
                    SHARES       TOTAL  OPTIONS
                  UNDERLYING         GRANTED       EXERCISE
                 OPTIONS/SAR's        IN            PRICE            EXPIRATION
    NAME          GRANTED (1)     FISCAL YEAR (2) PER SHARE              DATE
--------------------------------------------------------------------------------
Brentwood
Capital
Corp.                  600,000            100%            $.10         2/15/03
--------------------------------------------------------------------------------

(1) The option was granted  under the  Registrant's  2002 Stock Option Plan (the
"SOP") at an exercise price equal to 100% of the market value of the Registrant's Common Stock on the date of grant, has a one year term and vests immediately.

The Registrant's SOP provides for options that may be granted to eligible employees and non-employee directors and advisors of the Registrant or its subsidiaries. An aggregate of 10,000,000 shares of common stock of the Registrant are authorized to be issued under the SOP. At December 31, 2002, 9,400,000 shares of common stock were available for future grants under the SOP. The SOP became effective on September 9, 1998, and options may be granted through the tenth anniversary date that the SOP became effective. The stock options are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code. The purposes of the SOP is to retain and attract persons of training, experience and ability to serve as employees of the Registrant and its subsidiaries and to serve as non-employee directors and advisors of the Registrant, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Registrant and its subsidiaries.

The SOP is administered by the SOP Committee of the Board of Directors (the "Committee"). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares, the vesting of the shares and all of the terms of the awards. The Registrant may at any time amend or terminate the SOP. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant's prior consent. Stockholder approval of an amendment to the SOP is necessary only when required by applicable law or stock exchange rules.

(2) The percentage reflects the percent of total options granted by the Registrant during fiscal 2002.

(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. During the fiscal year ended December 31, 2002, no stock options or freestanding SAR's were exercised by any executive officer or director of the Registrant. However, the following table contains information concerning the only options exercised during the fiscal year ended December 31, 2002, under any stock option plan:

 AGGREGATE OPTION/SAR EXERCISES IN 2002 AND AT FISCAL YEAR END OPTION SAR VALUES

                                                   NUMBER OF
                                                    SHARES
                                                  UNDERLYING         VALUE OF
                                                  UNEXERCISED      IN-THE-MONEY
              SHARES                          OPTIONS AT FISCAL     OPTIONS AT
             ACQUIRED            VALUE             YEAR-END      FISCAL YEAR-END
NAME            ON                REAL-          (EXERCISABLE/     (EXERCISABLE/
             EXERCISE             IZED          UNEXERCISABLE)    UNEXERCISABLE)
--------------------------------------------------------------------------------
Brentwood
Capital
Corp.         600,000            $60,000               -0-                -0-
--------------------------------------------------------------------------------


(e) Long-Term Incentive Plan ("LTIP") Awards Table. During the three fiscal years ended December 31, 2002, the Registrant made no LTIP awards.

(f) Compensation of Directors. (1) and (2). During the three fiscal years ended December 31, 2002, no director of the Registrant received any compensation pursuant to any standard or other arrangement.

(g) Employment Contracts and Termination of Employment, and Change-in Control Arrangements. (1) and (2). No executive officer of the Registrant was employed pursuant to the terms of an employment agreement with the Registrant. The April 19, 2002, transaction between the six former principal stockholders of the Registrant and Midwest, previously disclosed in Item 1 and hereinafter disclosed in Item 12, may be deemed to be a change of control of the Registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owner. The information is furnished as of December 31, 2002, as to the number of shares of the Registrant's Common Stock, $.001 par value per share, owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:

Name and Address                         Amount and Nature         Percentage
of Beneficial Owner                   of Beneficial Ownership      of Class(1)
--------------------------------------------------------------------------------

Midwest Merger Management, LLC
10602 Timberwood Circle, Suite # 9
Louisville, KY  40223                         2,050,000               24.2%

Alan B. Willard
5101 Northwest 21st St. - Suite 350
Ft. Lauderdale, FL         33309              1,000,000               11.8%

Danny L. Willard
5101 Northwest 21st St. - Suite 350
Ft. Lauderdale, FL         33309              1,000,000               11.8%

Thomas  Cunningham
200 Lake Drive East - Suite 110
Cherry Hill, NJ 08002                           642,984                7.6%
------------------
(1) Based upon an aggregate of 8,447,811 shares of common stock outstanding. On September 30, 2002, and as previously disclosed in
Item 1, the Registrant issued an aggregate of 80 shares of its Series A Preferred Stock to Brentwood. The Series A Shares vote as 800,000 shares of common stock. In addition, on November 21, 2002, in connection with the Registrant's acquisition of APEO, and as reported in the Registrant's Form 8-K Current Report dated November 21, 2001, the Registrant issued an aggregate of 1,100 shares of its Series B Preferred Stock to Midwest. The Series B Shares vote as 11,000,000 shares of common stock. On various dates between September 30, 2002, and December 31, 2002, and as previously disclosed in Item 1, the Registrant issued an aggregate of 1,497.6 shares of its Series A Preferred Stock to Midwest. Midwest's Series A Shares vote as 14,976,000 shares of common stock. Accordingly, and giving effect to the voting rights of the two outstanding classes of the Registrant's Preferred Stock, an aggregate of 35,223,811 shares may be deemed to be outstanding. Assuming 35,223,811 shares outstanding, the percentage of the Registrant's class for the one entity and three individuals listed in the foregoing table would be 80%, 2.8%, 2.8% and 1.8%, respectively.

The following is a summary of the principal rights and preferences of the Series B Shares:

1. Voting: The Series B Shares, which vote together as a single class with the shares of the Registrant's common stock on all matters, are entitled to 10,000 votes for each share of Series B held by Midwest. Accordingly, the Series B Shares are entitled to 11,000,000 votes or 31% of the Registrant's voting securities. In addition, and except as otherwise expressly provided by law, the holders of Series B Shares shall be entitled to elect such number of directors of the Registrant as shall equal two thirds of the entire Board of Directors;

2. Conversion: The holders of the Series B Shares become eligible to convert the 1,100 shares same into an aggregate of 11,000,000 shares of the Registrant's common stock (at $.10 per common share at the rate of 10,000 shares of common stock for each Series B) Share as follows:

A. 10% on or after the lowest average of the closing bid prices of the Registrant's common stock on any ten consecutive trading days during the 20 trading days immediately preceding the conversion date shall have been a minimum of $10.00;

B. 20% on or after the lowest average of the closing bid prices of the Registrant's common stock on any ten consecutive trading days during the 20 trading days immediately preceding the conversion date shall have been a minimum of $15.00;

C. 30% on or after the lowest average of the closing bid prices of the Registrant's common stock on any ten consecutive trading days during the 20 trading days immediately preceding the conversion date shall have been a minimum of $20.00;

D. 40% on or after the lowest average of the closing bid prices of the Registrant's common stock on any ten consecutive trading days during the 20 trading days immediately preceding the conversion date shall have been a minimum of $25.00;

E. 50% on or after the lowest average of the closing bid prices of the Registrant's common stock on any ten consecutive trading days during the 20 trading days immediately preceding the conversion date shall have been a minimum of $30.00;

F. 60% on or after the lowest average of the closing bid prices of the Registrant's common stock on any ten consecutive trading days during the 20 trading days immediately preceding the conversion date shall have been a minimum of $35.00;

G. 70% on or after the lowest average of the closing bid prices of the Registrant's common stock on any ten consecutive trading days during the 20 trading days immediately preceding the conversion date shall have been a minimum of $40.00;

H. 80% on or after the lowest average of the closing bid prices of the Registrant's common stock on any ten consecutive trading days during the 20 trading days immediately preceding the conversion date shall have been a minimum of $45.00;

I. 90% on or after the lowest average of the closing bid prices of the Registrant's common stock on any ten consecutive trading days during the 20 trading days immediately preceding the conversion date shall have been a minimum of $50.00; and

J. 100% on or after the lowest average of the closing bid prices of the Registrant's common stock on any ten consecutive trading days during the 20 trading days immediately preceding the conversion date shall have been a minimum of $55.00;

3. Liquidation. Upon any liquidation, dissolution or winding up of the Registrant, whether voluntary or involuntary, the holders of Series B Shares shall be entitled to be paid an amount equal to two times the amount payable on each share of common stock;

4. Dividend Provisions. The holders of the Series B Shares are not entitled to receive any dividends;

5. Stockholder Approval. The holders of the Series B Shares have the right to demand that the Registrant call a special meeting of its stockholders for the purpose of approving the conversion privileges of the Series B Shares;

6. Poison Pill. If, at any time during the first ten years following the issuance of the Series B Shares, any of the following events shall occur, then, on five days prior written notice to the Registrant, all of the Series B Shares shall be convertible into 11,000,000 shares of common stock; (i) the Registrant shall become the subject of a tender offer by any individual, firm or entity; (ii) a proxy contest or any other effort to unseat the Board of Directors of the Registrant as then constituted; (iii) any consolidation or merger of the Registrant with or into another entity or any merger of another entity into the Registrant (iv) any sale or transfer of all of the assets of the Registrant; or (v) any compulsory share exchange, pursuant to which any holders of common stock shall be entitled to receive other securities, cash or other property;

7. Redemption. At any time after the tenth anniversary of the issuance of the Series B Shares (the "Anniversary Date"), the Registrant's Board of Directors shall have the right and option, on written notice to the holders of the Series B Shares, to either: (i) redeem all of the outstanding Series B Shares at a price per Series B Share equal to 75% of the average of the closing bid and asked prices of the Registrant's common stock on any ten consecutive trading days during the 20 trading days immediately preceding the Anniversary Date times 10,000; or (ii) exchange ten thousand (10,000) shares of its authorized but unissued common stock for each Series B Share then issued and outstanding; or (iii) renewing the conversion terms and conditions of Section 1 for an additional five years; or (iv) any combination of the foregoing.

If the assets of the Registrant shall prove insufficient under Nevada law to permit the Registrant to effect redemption, of all of the Series B Shares which are outstanding at the time the notice of the redemption is sent by the Registrant, the Registrant may redeem, on a pro rata basis, that percentage of the Series B Shares, if any, which its Board of Directors elects to redeem;

(b) Security Ownership of Management. The following information is furnished as of December 31, 2002, as to the number of shares of the Registrant's Common Stock, $.001 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

Name and Address                     Amount and Nature
of Beneficial Owner               of Beneficial Ownership    Percentage of Class

Anthony R. Russo
477 Madison Ave. - 12th Floor
New York, NY 10022                                -                       0.0%

Danny L. Pixler
5101 NW 21st Ave. - Suite 350
Ft. Lauderdale, FL 33309                          -                       0.0%

O. Raymond McCartha                               -                       0.0%
477 Madison Avenue, 12th Floor
New York, NY 10022

Ivan Dobrin                                       -                        0.0%
5101 NW 21st Ave. - Suite 350
Ft. Lauderdale, FL 33309

Scott Zoppoth                                     -                        0.0%
477 Madison Avenue, 12th Floor
New York, NY 10022

All officers and directors as a group
of five persons                                   -                        0.0%
                                             =======                       ====
-------------------------

(c) Changes in Control. The April 19, 2002, transaction between the six former principal stockholders of the Registrant and Midwest, previously disclosed in
Item 1 and hereinafter disclosed in Item 12, may be deemed to be a change of control of the Registrant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2002, with respect to compensation plans (including individual compensation arrangements) under which the Registrant's common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and
(ii) all compensation plans not previously approved by security holders.

                      EQUITY COMPENSATION PLAN INFORMATION
--------------------------------------------------------------------------------
                                                         Number of securities
                                                         remaining available for
                                                         future issuance under
         Number of securities to   Weighted average      equity compensation
         be issued upon exercise   exercise price of     plans (excluding
         outstanding options,      outstanding options,  securities reflected
         warrants, and rights (a)  warrants and rights(b)in column (a)(c)
--------------------------------------------------------------------------------

Equity compensation
plans approved by
security holders      -0-                   -0-                   -0-

Equity compensation
plans not approved
by security holders   -0-                   -0-                   -0-
--------------------------------------------------------------------------------

Total                 -0-                   -0-                   -0-
================================================================================


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 31, 2002, Midwest Merger Management, LLC, the Registrant's principal stockholder, executed and delivered a $210,000 promissory note to the Registrant. The note, which bears interest at the rate of 6% per annum, is due on January 2, 2004, is payable in four equal quarterly installment of $55,550, and memorializes accommodation advances made during 2002.

                                     PART IV



ITEM 13.          EXHIBITS AND REPORTS ON FORM 8K


  (a) Exhibits:

10   (a) January 1, 2002, Risk Management Agreement

     (b)  Form of January 29, 2002, Lock Up Agreement

     (c)  September 25, 2002 Long Term Capital  Agreement

     (d)  September 29, 2002 Agreement with the selling stockholders of APEO

(b) Reports on Form 8K: During the last quarter of the fiscal year ended December 31, 2002, the Registrant filed one Form 8-K Current Report dated October 31, 2002. This Report, filed on November 8, 2002, disclosed the Registrant's Stock Purchase Agreement with BACE, Inc. reported in Item 1 of this Form 10-KSB.

ITEM 14. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

(b) Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 28, 2003


Certified Services, Inc.


By: /s/Danny L. Pixler
       Danny L. Pixler, President,
       Chief Operating Officer
       and Director


By:   /s/Anthony R. Russo
       Anthony R. Russo, Chief
       Executive and Financial
       Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/O. Ray McCartha                               Dated:_____________________
    O. Ray McCartha, Director

By: /s/Ivan Dobrin                                   Dated:_____________________
    Ivan Dobrin, Director

By: /s/Scott Zoppoth                                 Dated:_____________________
    Scott Zoppoth, Director

                                 CERTIFICATIONS

I, Anthony R. Russo, the Registrant's Chief Executive Officer certifies that:

1. I have reviewed this annual report on Form 10-K of Certified Services, Inc.;

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/  Anthony R. Russo
Chief Executive Officer

I, Anthony R. Russo, the Registrant's Chief Financial Officer, certifies that:

1. I have reviewed this annual report on Form 10-K of Certified Services, Inc.;

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/  Anthony R. Russo
Chief  Financial Officer