Form 10KSB/A
period 2002-12-31
CERTIFIED SERVICES INC
filed 2003-04-10
CIK 1118326

Securities and Exchange Commission
                             Washington, D.C. 20549


                                  FORM 10-KSB/A #1

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



                                TABLE OF CONTENTS

The Registrant hereby files this Amendment No.1 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, (the "Annual Report") to amend Part IV, Item15(a)(2) of the Annual Report to include (1) the January 1, 2002 Risk Management Agreement that should have been filed as Exhibit 10 (a);
(2) a form of the January 29, 2002, Lock Up Agreement that should have been filed as Exhibit 10 (b); (3) the September 25, 2002 Long Term Capital Agreement that should have been filed as Exhibit 10 (c); and (4) the September 29, 2002 Agreement with the selling stockholders of APEO that should have been filed as
Exhibit 10 (d). The foregoing exhibits were inadvertently not attached to the Annual Report filed on March 31, 2003. No other changes have been made to the Form 10-KSB. This amendment does not reflect any events occurring after March 31, 2003, the date the Company filed the Annual Report on Form 10-KSB

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (a) Documents filed as part of this report:

     3.   Exhibits

The Registrant hereby amends its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, by filing the following Exhibits:

     10   (a) January 1, 2002, Risk Allocation Agreement
          (b)  Form of January 29, 2002, Lock Up Agreement
          (c)  Form of  Subscription  Agreement  dated  September  30,  2002
          (d) September 29, 2002 Agreement with the selling stockholders of APEO

                                   SIGNATURES

In accordance with the Exchange Act, this amendment to this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 10, 2003


Certified Services, Inc.


By: /s/Danny L. Pixler                          By:   Anthony R. Russo
    -----------------------------                     -----------------------
       Danny L. Pixler, President,                    Anthony R. Russo, Chief
       Chief Operating Officer                        Executive and Financial
       and Director                                   Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/O. Ray McCartha
    -------------------------
    O. Ray McCartha, Director

Dated: April 10, 2003



By: /s/Ivan Dobrin
    ---------------------
    Ivan Dobrin, Director

Dated: April 10, 2003



By: /s/Scott Zoppoth
    -----------------------
    Scott Zoppoth, Director

Dated: April 10, 2003







                                 CERTIFICATIONS

I, Anthony R. Russo, the Registrant's Chief Executive Officer certifies that:

1. I have reviewed this amendment to this annual report on Form 10-KSB of Certified Services, Inc.;

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

Date: April 10, 2003


/s/  Anthony R. Russo
Chief Executive Officer


I, Anthony R. Russo, the Registrant's Chief Financial Officer, certifies that:

1. I have reviewed this amendment to this annual report on Form 10-KSB of Certified Services, Inc.;

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

/s/  Anthony R. Russo
Chief Financial Officer

Date: April 10, 2003



Exhibit 10(a):

Risk Allocation Agreement made this 1st Day of January 2002, between Midwest Merger Management, LLC, a Kentucky limited liability company, with an office at 10602 Timberwood Circle, #9, Louisville, Kentucky 40223 ("Midwest"), and Certified Services, Inc,. a publicly owned and traded Nevada corporation with an office at 477 Madison Avenue, 12th Floor, New York, New York 10022 ("CSRV"). Midwest and CSRV are sometimes hereinafter individually referred to as a "Party" and collectively as the "Parties".

                              W I T N E S S E T H:

WHEREAS, CSRV is engaged in the business of operating a professional employer organization including procuring Workers Compensation Insurance and providing Workers Compensation claims management and administration; and

Whereas, CSRV is desirous of being able to fix its operating costs, more accurately manage its cash requirements, and focus on its short-term priority of marketing its business services to small and emerging organizations; and

WHEREAS, CSRV desires to engage and retain Midwest to aid and assist CSRV in performing the WC Services (as that term is defined in Section 2 below); and

WHEREAS, Midwest is willing to perform WC Services to CSRV on the terms and subject to the conditions hereinafter set forth.

NOW THEREFORE, intending to be legally bound, the Parties hereby incorporate the foregoing recitals into this agreement (the "Agreement") and agree as follows.

     1. Engagement. CSRV hereby engages and retains Midwest as its exclusive agent to perform the WC Services on behalf of CSRV and its operating subsidiary, America's PEO Holdings, Inc. and any subsequently acquired operating subsidiaries; and Midwest hereby accepts such appointment on the terms and subject to the conditions hereinafter set forth.

     2. Performance of the WC Services. As soon as practicable following the execution of this Agreement, Midwest shall assume all responsibility for workplace accidents that occur during the term of this Agreement. Specifically, Midwest shall: (i) utilize its more stable and established business assets to retain and service such Workers Compensation Insurance coverage as Midwest deems reasonable and prudent at its sole cost and expense; (ii) establish such deductible levels as Midwest deems reasonable and prudent; (iii) assume responsibility for and promptly make all required payments in excess of the applicable deductibles; (iv) engage and utilize the services of a reputable independent third party administrator to timely pay all approved workers claims; and (v) arrange with such third party administrator for CSRV's examination and copying, during normal business hours and on reasonable advanced written notice, of the agent's books and records. The foregoing are hereinafter collectively referred to as the "WC Services".

     3. Service Fees and Expenses. The following shall apply:

     A. Service Fee. As its sole compensation for the WC Services, CSRV shall pay to Midwest and Midwest hereby agrees to accept a percentage of CSRV's gross payroll (the "Service Fee"). For the first year of the term of this Agreement, the Service Fee shall be three (3) percent; and shall be payable weekly on the same day that CSRV pays its worksite or home employees. For all succeeding years of the term of this Agreement, the Service Fee shall be the greater of three (3) percent of gross payroll or equal to two times CSRV's weighted average of annual claims paid for the preceding five years, at Midwest's sole discretion (the "Claims Paid History"). The Claims Paid History shall be determined on the basis of CSRV's integrated quarterly Claims Paid Reports prepared and maintained by CSRV in the ordinary course of its business; and

     B. Expenses. It is expressly agreed and understood that Midwest's compensation as provided herein does not include the normal out-of-pocket expenses, including but not limited to long distance communication, airfare, hotel lodging and meals, transportation, express mail, etc., incurred by Midwest in performing the Services and carrying out its duties under the Agreement. Midwest shall agree to seek pre-approval from CSRV if any single expense is in excess of $100.00. All invoiced expenses will be due upon submission to CSRV. Whenever feasible, Midwest will request advance payment of approved expenses.

     5. Term and Termination. The following provisions shall be applicable to this Agreement:

     A. Term. This Agreement shall commence as of the date hereof and expire on the fifth anniversary of its execution; and

     B. Termination. Either Party shall have the right to terminate this Agreement on three months written notice prior to the expiration of the annual anniversary of the execution of this Agreement. No termination of this Agreement shall in any way affect the right of Midwest to receive reimbursement for billed, accrued and/or unbilled disbursements which right CSRV hereby agree and consent is absolute.

     6. Representations Warranties, and Covenants. In order to implement the operation of this Agreement, the Parties hereby jointly and severally represent, warrant, covenant, agree and consent as follows:

     A. Good Standing. CSRV and Midwest are entities duly formed, validly existing and in good standing under the laws of the States of Nevada and Kentucky, respectively, with full power and authority to conduct its business and to deliver and perform this Agreement in the time and manner contemplated;

     B. No Breach. The execution, delivery and performance of this Agreement, in the time and manner herein specified, will not conflict with, result in a breach of, or constitute a default under any existing agreement, indenture, or other instrument to which either CSRV or Midwest is a party or by which either entity may be bound or affected;

     C. Authority. Both CSRV and Midwest have full legal authority to enter into this Agreement and to perform the same in the time and manner contemplated;

     D. Approval. This Agreement has been submitted to, ratified and approved by the respective Board of Directors of CSRV and the Managers of Midwest. Except for the foregoing, no action or proceeding on the part of CSRV or Midwest is necessary to authorize this Agreement and the transactions contemplated hereby. No filing with, authorization, consent or approval of any public body or authority is necessary for the consummation by CSRV and Midwest of the transaction contemplated by this Agreement;

     E. Midwest's Right of Inspection. Midwest shall have the right, during regular business hours and upon reasonable advanced written notice (but not more than six each year during the term of this Agreement), to examine CSRV's books and records for the purpose of determining the accuracy of the amount of the Claims Paid History or of CSRV's gross payroll;

     F. Insurance Underwriter. Midwest agrees to cause CNA or an equivalent Workers Compensation Insurance carrier underwrite any duty or obligation that Midwest has undertaken hereunder that is or may be deemed or required to be underwritten by a licensed insurance carrier;

     G. CSRV's Records. CSRV shall: (i) maintain, timely submit and verify all employee payroll and claims paid records, including payroll and claims paid registers to Midwest on a weekly basis; and (ii) cause its Payroll Department to supply Midwest with any and all records and documents that Midwest deems reasonably necessary or required to verify CSRV's gross payroll and/or Claims Paid History. In addition, all data applicable to employees and worksite locations of CSRV and other data referred to herein shall be true and correct;

     H. Cost Reimbursement. CSRV shall promptly reimburse Midwest for any and all costs or expenses incurred by Midwest as a result of any inaccuracies in the data submitted by CSRV under Section 6F above;

     I. Pre-Agreement Payments. All wages and compensation due and payable to CSRV's employees for any period prior to the execution of this Agreement, including, but not limited to, regular salaries and wages, overtime, bonuses, vacation pay, and severance pay have been paid by CSRV. In addition, the securing of all Workers Compensation Insurance as well as any and all matters attendant thereupon that pre-date this Agreement shall specifically be the sole responsibility of CSRV and/or its predecessors; and Midwest shall have no duty, obligation or responsibility with respect thereto; and

     J. Taxes Paid. All proper deductions for income tax, social security tax, and any other payroll taxes that may be required under state and federal laws to be made from the compensation paid to CSRV's employees for services performed in conjunction with their employment with CSRV have been paid by CSRV.

     7. Confidential Data. The following confidentiality provisions shall be applicable to this Agreement:

     A. Midwest shall not divulge to others, any secret or confidential information, knowledge, or data concerning or pertaining to the business and affairs of CSRV, obtained by it as a result of its employment, unless authorized, in writing, by CSRV; and

     B. Midwest shall not be required in the performance of its duties to divulge to CSRV or any officer, director, agent or employee of CSRV, any secret or confidential information, knowledge, or data concerning any other person, firm or entity (including, but not limited to, any such persons, firm or entity which may be competitor or potential competitor of CSRV) which Midwest may have or be able to obtain otherwise than as a result of the relationship established by this Agreement.

     8. Independent Contractor. Midwest shall be, and be deemed to be, an independent contractor in the performance of its duties hereunder, any law of any jurisdiction to the contrary notwithstanding. Midwest shall not, by reason of this Agreement or the performance of its duties hereunder, be, or be deemed to be, an employee, agent, partner, co-venturer or controlling person of CSRV; and Midwest shall have no power to enter into any agreement on behalf of or otherwise bind CSRV. The Consultant shall not have, or be deemed to have, a fiduciary obligations or duties to CSRV and shall be free to pursue, conduct and carry on for its own account (or for the account of others) such activities, employments, ventures, businesses and other pursuits as Midwest in its sole, absolute and unfettered discretion, may elect.

     9. Rights and Obligations Subsequent to Closing. The representations, warranties, agreements, covenants and obligations of CSRV contained herein are material, shall be deemed to have been relied upon by Midwest and shall survive execution of this Agreement for one year, regardless of any investigation, and shall not merge in the performance of any obligation by any Party hereto.

     10. Expenses. Regardless of whether or not the transaction contemplated herein is consummated, each Party shall be responsible for its own share of all costs and expenses incurred in connection with this Agreement and transactions contemplated hereby.

     11. Amendment. This Agreement may be amended by the Parties hereto by action taken by their respective Board of Directors or Managers at any time. This Agreement may not be amended except by an instrument in writing signed on behalf of each of the Parties hereto.

     12. Broker's Fee. The Parties hereby represent and warrant that no individual, firm or entity is entitled to any brokerage commission or finders fee in connection with the transaction contemplated herein; and hereby agree to indemnify and hold the other Party harmless from liability arising out of a claim for a brokerage commission or finders fee as a result of action taken by one Party.

     13. Binding Effect. All of the terms and provisions of this Agreement shall be binding upon and shall inure to the benefit of and be enforceable by and against the successors and assigns of the Parties hereto.

     14. Assignment. This Agreement is binding upon and shall inure to the benefit of the Parties hereto and their respective successors and assigns. Notwithstanding the foregoing, neither party shall assign or transfer any rights or obligations hereunder, except that: (i) CSRV may assign or transfer this Agreement to CSRV to a successor corporation in the event of a merger, consolidation, or transfer or sale of all or substantially all of the assets of CSRV, provided that no such further assignment shall relieve CSRV from liability for the obligations assumed by it hereunder; and (ii) Midwest may assign or transfer this Agreement to any firm which is an affiliate of Midwest, provided that no such assignment shall relieve Midwest from liability for its obligations hereunder.

     15. Entire Agreement. Each of the Parties hereby covenants that this Agreement is intended to and does contain and embody herein all of the understandings and agreements, both written and oral, of the Parties hereby with respect to the subject matter of this Agreement, and that there exists no oral agreement or understanding, express or implied, whereby the absolute, final and unconditional character and nature of this Agreement shall be in any way invalidated, empowered or affected. There are no representations, warranties or covenants other than those set forth herein.

     16. Laws of the State of New York. This Agreement shall be deemed to be made, executed and delivered in, governed by and interpreted under and construed in all respects in accordance with the laws of the State of New York, irrespective of the place of domicile or residence of any Party. In the event of controversy arising out of the interpretation, construction, performance or breach of this Agreement, the Parties hereby agree and consent to the jurisdiction and venue of the United States District Court for the Southern District of New York and further agree and consent that personal service or process in any such action or proceeding outside of the State of New York and in the City of New York shall be tantamount to service in person or within the State of New York and in the City of New York and shall confer personal jurisdiction and venue on the said Court.

     17. Originals. This Agreement may be executed in counterparts, each of which so executed shall be deemed an original and constitute one of the same Agreement.

     18. Address of Parties. Each Party shall at all times keep the other informed of its principal place of business if different from that stated herein, and shall promptly notify the other of any change, giving the address of the new principal place of business.

     19. Notices. All notices that are required to be or may be sent pursuant to the provisions of this Agreement shall be sent by certified mail, return receipt requested, or by overnight package delivery service to each of the Parties at the address appearing herein, and shall count from the date of mailing or the date following the date of the airbill.

     20. Modification and Waiver. A modification or waiver of any of the provisions of this Agreement shall be effective only if made in writing and executed with the same formality of this Agreement. The failure of any Party to insist upon strict performance of any of the provisions of this Agreement shall not be construed as a waiver of any subsequent default of the same or similar nature or of any other nature or kind.

     21. Severability. If any provision or any portion of any provision of this Agreement, or the application of such provision or any portion thereof to any person or circumstance shall be held invalid or unenforceable, the remaining portions of such provision and the remaining provisions of this Agreement or the application of such provision or portion of such provision as is held invalid or unenforceable to persons or circumstances other than those to which it is held invalid or unenforceable, shall not be affected thereby.

     22. Interpretation.  The following shall be applicable with respect to this
Agreement:

     A. The words "include," "includes" and "including" when used herein shall be deemed in each case to be followed by the words "without limitation;"

     B. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement;

     C. The captions in this Agreement are for convenience and reference only and in no way define, describe, extend or limit the scope of this Agreement or the intent of any provisions hereof;

     D. All pronouns and any variations thereof shall be deemed to refer to the masculine, feminine, neuter, singular or plural, as the identity of the Party or Parties, or their personal representatives, successors and assigns, or the context may require; and

     E. The Parties agree that they have been represented by counsel during the negotiation and execution of this Agreement and, therefore, waive the application of any law, regulation, holding or rule of construction providing that ambiguities in an agreement or other document will be construed against the party drafting such agreement or document.

     23. Indemnification. The following indemnification provisions shall be applicable to this Agreement:

     A. Each Party hereby irrevocably agrees to indemnify and hold the other Party harmless from any and all liabilities and damages (including legal or other expenses incidental thereto), contingent, current, or inchoate to which that Party may become subject as a direct, indirect or incidental consequence of any action by the indemnifying Party or as a consequence of the failure of the indemnifying Party to act, whether pursuant to requirements of this Agreement or otherwise; and

     B. In the event it becomes necessary to enforce this indemnity through an attorney, with or without litigation, the successful Party shall be entitled to recover from the indemnifying Party all costs incurred including reasonable attorneys' fees throughout any negotiations, trials or appeals, whether or not any suit is instituted.

     24. Taxes. Each Party shall be responsible for all taxes which are based on its own net income. All sales, value added, and use taxes arising out of transactions occurring under this Agreement shall be the responsibility of the Party conducting such transaction and each Party hereby indemnifies and holds the other harmless from any and all claims relating to sales or use taxes collected or due by the Party conducting each of the transactions hereof; and

IN WITNESS WHEREOF, Midwest and CSRV have caused this Agreement to be executed by themselves or their duly authorized respective officers, effective as of the day and year first set forth above.

Certified Services, Inc.                       MIDWEST MERGER MANAGEMENT, LLC

By: /s/Anthony R. Russo                        By: /s/ Michele Brown
   -------------------------                    -------------------------
Anthony R. Russo, President                              Michele Brown, Manager


Exhibit 10(b):

                            CERTIFIED SEDRVICES, INC.
                                  COMMON STOCK
                                LOCK UP AGREEMENT

                                                             January 21, 2002

Certified Services, Inc.
10602 Timberwood Circle #9
Louisville, Kentucky  40223

Attention: William Keywan, President

Gentlemen:

     By virtue of the  undersigned's  execution of this Lock Up  Agreement  (the
"Agreement") and in consideration of Certified Services, Inc., a Nevada corporation (the "Company") not effectuating a reverse split of its issued and outstanding common stock and the mutual benefits derived herefrom, the receipt and adequacy of which are hereby acknowledged and accepted, the undersigned, for him, herself or itself and the undersigned's estate, heirs, representatives, executors, administrators, personal representatives, successors and assigns (collectively the "Shareholders" or "Undersigned") hereby represents, warrants, covenants, and agrees with the Underwriter as follows:

     1. The Undersigned is the record and beneficial owner of the number of shares of the Company's common stock set forth in this Agreement (the "Shares");

     2. No other individual, firm or entity has any disclosed or undisclosed interest in the Shares;

     3. The Shares shall be ineligible for sale, transfer assignment or pledge for a period of twelve (12) months commencing from the date the Company is able to execute Lock-up Agreements for all Shareholders who have executed such an Agreement have delivered their certificates for their Shares to Levy, Boonshoft & Spinelli, P.C., 477 Madison Avenue, New York, New York 10022 (the "Escrow Agent") (the "Lock-up Period"). Upon expiration of the Lock-Up period, or an event of terminations as set forth in Paragraph 4, the Escrow Agent shall return the certificates to the respective Shareholders. The Lock-up Period is subject to earlier termination as provided for herein in Paragraph 4. Accordingly, and during the Lock-up Period, the Undersigned shall not take or attempt to take any of the following actions with respect to the Shares: transfer, sell, sell short, pledge, gift or otherwise hypothecate, whether publicly (under Rule 144 of the Act, the Act or otherwise) or privately, whether beneficially or otherwise. Any such action is hereinafter referred to as a "Sale" or to "Sell". The Undersigned hereby further covenants and agrees that in the event of the breach by the Undersigned of the restrictions on the Sale of the Shares contained in this Agreement, the Company shall have the unrestricted right and authority, without notice to the Undersigned, to seek injunctive and/or declaratory relief to that effect in the courts enumerated in Paragraph 6 of this Agreement and neither the Company nor its transfer agent shall be required to recognize any transfer in violation of this Agreement.

     4. The Lock-Up Period shall terminate upon written notice from the Company that the Company shall effectuate a reverse split of its issued and outstanding common stock (the "Reverse Split"). The Company shall provide a minimum of the thirty (30) days notice to the Undersigned prior to the record date of the Reverse Split.

     5. Upon the expiration and/or termination of the Lock-up Period, the Undersigned hereby further covenants and agrees that the Undersigned shall use the Undersigned's best efforts to insure that all sales of the shares are conducted in strict accordance with all applicable securities laws.

     6. This Agreement is being delivered in the State of New York and shall be construed and enforced in accordance with the laws of the State of New York, irrespective of the state of incorporation of the Company or the place of domicile or residence of the Undersigned. In the event of a controversy arising out of the interpretation, construction, performance or breach of this Agreement, the parties hereby jointly and severally agree and consent to the jurisdiction and venue of the Supreme Court of the State of New York, New York County or the United States District Court for the Southern District of New York. The Undersigned further agrees that personal service of process outside of the State of New York and New York County shall be tantamount to personal service in New York County, New York and shall confer personal jurisdiction and venue upon either of the said courts.

     7. The Undersigned hereby covenants and agrees to indemnify and hold the Company harmless from any and all liability, including attorney's fees, incurred by the Company in preventing any attempted exercise or Sale of the Shares prohibited by this Agreement or by the Company's transfer agent in implementing the terms and conditions of this Agreement or in complying with the Company's instructions hereunder. The Undersigned further agrees that such fees shall become and remain a lien against the Shares and Escrow Agent shall not be required to return the Shares to the Undersigned until such lien has been satisfied. The indemnification referenced herein shall specifically include any sums that the Company becomes obligated to pay to third parties that claim to be either good faith purchasers for value or the equivalent of holders in due course as a result of their purchase of the Shares. The restrictions on transfer contained herein are and are specifically intended to be absolute.

     8. This Agreement contains and represents the entire agreement and understanding of the Underwriter, and the Undersigned with respect to the subject matter hereof. There are no representations, warranties or covenants not contained herein. This Agreement is not assignable or amendable except by written instrument signed by the Company, and the Undersigned.

     If the foregoing correctly sets forth our understanding and agreement, please indicate your acceptance by signing both of the enclosed copies of this Agreement in the indicated space and returning one to the Company and one to the Underwriter as soon as possible.

                                                  Very truly yours,

                                                  /s/ William Keywan
                                                  10602 Timberwood Circle #9
                                                  Louisville, Kentucky  40223


AGREED TO AND ACCEPTED:

CERTIFIED SERVICES, INC.



By:  /s/  William Keywan
     William Keywan, President




Exhibit 10(c):

SUBSCRIPTION AGREEMENT (the "Agreement") made this 30th day of September 2002, between Certified Services, Inc., a publicly owned and traded Nevada corporation with an office at 477 Madison Avenue, 12th Floor, New York, New York 10022 ("CSRV") and the individual, firm or entity executing this Agreement on the last page hereof (the "Subscriber"). CSRV and the Subscriber are sometimes hereinafter individually referred to as a "Party" and collectively as the "Parties".

                              W I T N E S S E T H:

WHEREAS, CSRV is engaged in the business of operating a professional employer organization in 31 states with 32,000 co-employees and needs to fund its ongoing business expansion and contemporaneous risk management programs that form an integral part thereof; and

WHEREAS, CSRV has an authorized class of Series A Preferred A, $.001 par value per share with the super voting and liquidation privileges hereinafter set forth (the "Preferred A"); and

Whereas, the Subscriber is willing to subscribe for shares of the Preferred A on the terms and subject to the conditions hereinafter set forth.

NOW THEREFORE, intending to be legally bound, the Parties hereby incorporate the foregoing recitals into this agreement (the "Agreement") and agree as follows.

     1. Description of the Offering. The offering consists of an aggregate of 4,000 authorized but unissued shares of CSRV's Preferred A offered at $12,500 per share of Preferred A or an aggregate of $50,000,000 if all 4,000 shares of Preferred A are sold (the "Offering"). CSRV is offering the shares of Preferred A to the Subscriber on a strictly best efforts basis with no minimum number of shares of Preferred A that must be purchased; and with no escrow provisions or protection. CSRV is offering the shares of Preferred A to the Subscriber for a period of 180 days (subject to a single 30 day extension) by its officers and directors who will serve in this capacity without compensation. All cash proceeds, letters of credit or other acceptable consideration received by CSRV from the sale of the shares of Preferred A, a copy of which will be attached to this Agreement (collectively the "Subscription Payment") will immediately and irrevocably become the property of CSRV and will either be deposited in one of CSRV's operating accounts or otherwise utilized to fund its risk management programs. The Offering shall be offered only to and consummated strictly with "Accredited Investors" as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Act") and set forth on Exhibit "A" and hereby incorporated herein by reference. The shares of Preferred A will be restricted (i.e., unregistered) securities as that term is defined under the Securities Act and will be ineligible for public sale. Accordingly, all certificates representing the shares of Preferred A will bear a restrictive legend on their face and will be subject to a stop transfer order on the books and records of CSRV or its transfer agent.

     2. Terms of the Offering. Certificates representing the shares of Preferred A shall be registered in the name of the Subscriber or such other name or names as the Subscriber shall designate to CSRV in writing, and delivered to the Subscriber as soon as possible following the date that CSRV receives the Subscription Payment. Delivery of the shares of Preferred A shall occur. The execution of this Agreement is a condition precedent to a valid subscription to the shares of Preferred A. Execution of this Agreement shall constitute an offer by the Subscriber to subscribe to the shares of Preferred A in the amount and on the terms specified herein. CSRV reserves the right, in its sole discretion, to reject in whole or in part, any subscription offer. If the Subscriber's offer is accepted, CSRV will execute a copy of this Agreement and return it to the Subscriber.

     3. Subscription Payment. Subscription to the shares of Preferred A requires a investment of $12,500 per share of Preferred A. The subscription price will be payable in cash or a cash equivalent in full on subscription. For the purposes of this Offering, irrevocable letters of credit issued by a member bank of the United States Federal Reserve System with net capital of not less than one billion Dollars which are unconditionally assigned to CSRV and accepted by the ultimate beneficiary ("Letters of Credit"), will be deemed a cash equivalent.

     4. Description of the Shares of Preferred A. The following is a summary of the principal rights and preferences of the shares of Preferred A :

     (a) Issuance. The Board of Directors of CSRV shall be authorized to issue shares of Preferred A from time to time following the receipt of the Subscription Payment as set forth above;

     (b) Voting Rights. Except as otherwise expressly provided herein or by law, the holder of shares of the Preferred A shall be entitled to vote on all matters and shall be entitled to ten thousand (10,000) votes for each share of Preferred A held by such holder, such number of votes to be appropriately adjusted in the event of any split, reverse split or dividend of the common stock. Except as otherwise expressly provided herein or as expressly required by law, the holders of shares of the Preferred A and holders of shares of CSRV's common stock shall vote together as a single class on all matters. As used in this Section, the term "Common Stock" shall mean and include CSRV's authorized common stock, par value $.001 per share, as constituted on the date of this Agreement. The consolidation or merger of CSRV into or with any other entity or entities which results in the exchange of outstanding shares of CSRV for securities or other consideration issued or paid or caused to be issued or paid by any such entity or affiliate thereof, and the sale or transfer by CSRV of all or substantially all of its assets, shall be deemed to be liquidation dissolution or winding up of CSRV within the meaning of the provisions of this Section;

     (c) Liquidation. Upon any liquidation, dissolution or winding up of CSRV, whether voluntary or involuntary, the holders of shares of Preferred A shall be entitled to receive a priority return of their respective Subscription Payment. In order to protect this right, and until such time as the shares of Preferred A are retired through the liquidation, dissolution or winding up of CSRV or the sale of all of its assets, CSRV shall not declare, pay or set apart for payment any dividend or make any distribution on any outstanding shares of its common stock, preferred stock, or any other equity or debt securities of CSRV.

     (d) Dividend Provisions The holders of shares of the Preferred A are not entitled to receive any dividends; and

     (e) No Conversion. The shares of Preferred A are not convertible into shares of CSRV's common stock or any other class of CSRV's equity or debt securities.

     5. Description of CSRV. A detailed description of CSRV's business as well as the risks associated with CSRV's proposed operations and its financial condition is described in CSRV's Form 10-KSB Annual Report for the fiscal year ended December 31, 2001, and its Form 10-QSB Quarterly Report for the six months ended June 30, 2002, both of which are annexed to this Agreement as Exhibit "B", the text of which is incorporated herein by this reference (the "Exhibit"). The Subscriber hereby acknowledges receipt of the Exhibit and represents that the Subscriber has read the same prior to the signing of this Agreement. In addition, and simultaneously with the delivery of this Agreement, CSRV has afforded the Subscriber the opportunity to ask questions of and receive answers from management of CSRV concerning the information disclosed in the Exhibit.

     6. CSRV's Representations and Warranties. CSRV hereby represents and warrants to the Subscriber as follows:

     (a) Due Incorporation, Qualification, Etc. CSRV is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada and is duly qualified and in good standing as a foreign corporation to do business in the jurisdictions in which the failure to be so qualified would has a material adverse effect on its business or financial condition, and it has full corporate power and authority to own its properties and assets and to conduct its business as presently conducted;

     (b) Capacity. CSRV has full corporate power and authority to execute and deliver, and to perform and observe the provisions of this Agreement to which it is a party and to carry out the transactions contemplated hereby and thereby;

     (c) Authority and Enforceability. The execution, delivery and performance by CSRV of this Agreement to which it is a party has been or will be duly authorized by all necessary corporate action. This Agreement (including the New York choice of law) constitutes, or will constitute, legal, valid and binding obligations of CSRV enforceable against it in accordance with its respective terms, subject to applicable bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and similar laws affecting creditor' rights and remedies generally;

     (d) Governmental Approvals. No order, consent, approval, license, authorization, or validation of, or filing, recording or registration with (other than any routine filings which may be required after the date hereof with appropriate governmental authorities required in connection with the perfection of the security interests created by this Agreement), or exemption by, any governmental agency, is required to authorize the execution, delivery and performance by CSRV of this Agreement to which it is a party;

     (e) Compliance with Other Instruments. The execution and delivery of this Agreement and compliance with its terms does not result in a breach of any of the terms or conditions of, or result in the imposition of any lien, charge or encumbrance (except those contemplated by this Agreement) upon any properties of CSRV pursuant to, or constitute a default (with due notice or lapse of time or both), or result in an occurrence of any event for which any holder or holders of Indebtedness may declare the same due and payable under any indenture, agreement, order, judgment or instrument under which CSRV is a party or to CSRV's knowledge, after due inquiry, by which CSRV or its property may be bound or affected, or under the Certificate of Incorporation or By-Laws of CSRV, and, to CSRV's knowledge, after due inquiry, do not violate any provision of applicable law, in each case, to the extent that any such breach, imposition, event or violation could reasonably be expected to has a material adverse effect;

     (f) Financial Statements.
         --------------------

     (i) The unaudited consolidated balance sheets of CSRV as of June 30, 2002, and the related consolidated statements of income for the period ended on that date, copies of which has been furnished to the Subscriber, have been prepared in accordance with GAAP;

     (ii) Since June 30, 2002, CSRV has incurred no contingent liabilities which, if determined adversely to it (either singly or in the aggregate), would reasonably be expected to has a material adverse effect;

     (g) Material Adverse Events. Since June 30, 2002, neither the business, the prospects, the properties nor the condition (financial or otherwise) of CSRV and its subsidiaries, taken as a whole, has been materially adversely affected except as disclosed in this Agreement;

     (h)  Litigation,  Etc.  Since June 30,  2002,  and except as  disclosed  on
Schedule 8(h), there are no actions, suits or proceedings pending, or to the knowledge of CSRV threatened, against or affecting CSRV, at law or in equity which, if adversely determined, could reasonably be expected to has a material adverse effect on its condition financial or otherwise of CSRV on a consolidated basis. To CSRV's knowledge, CSRV is not in violation with respect to any applicable laws or regulations which non-compliance would has a material adverse effect on its condition (financial or otherwise) nor is CSRV in violation ordefault with respect to any order, writ, injunction, demand or decree of any court or any person or in violation or default (nor is there any waiver in effect which, if not in effect, would result in a violation or default) in any material respect under any indenture, agreement or other instrument under which CSRV is a party or may be bound, default under which could reasonably be expected to has a material adverse effect on its condition (financial or otherwise);

     (i) Patent and Other Rights. CSRV has the right to use all patents, licenses, trademarks, trade names, trade secrets, copyrights and all rights with respect thereto, which are required to conduct its businesses as now conducted without known conflict with the rights of others which would materially and adversely affect such businesses;

     (j) Taxes. CSRV has filed or caused to be filed all tax returns which are required to be filed by it, pursuant to the laws, regulations or orders of each person with taxing power over CSRV or its assets. CSRV has paid, or made provision for the payment of, all taxes which has or may has become due pursuant to said returns, or otherwise, or pursuant to any assessment received by CSRV, except such taxes, if any, as are being contested in good faith and as to which adequate reserves (determined in accordance with GAAP) has been provided. The charges, accruals and reserves in respect of taxes on the books of CSRV are adequate (determined in accordance with GAAP). There are no proposed material tax assessments against CSRV and no extension of time for the assessment of federal, state or local taxes of CSRV is in effect or has been requested;

     (k) Employee Retirement Income Security Act of 1974. No reportable event has occurred and is continuing with respect to any plan adopted by CSRV under the Employee Retirement Income Security Act of 1974;

     (l) Investment Company Act of 1940. CSRV is not an "investment company" within the meaning of the Investment Company Act of 1940;

     (m) Indebtedness. CSRV has no indebtedness for borrowed money other than set forth in CSRV's Form 10-QSB for the period ended June 30, 2002; and

     (n) The shares of Preferred A will be, upon issuance and delivery to the Subscriber, duly and validly issued, fully paid and non-assessable with no personal liability attaching to the ownership thereof.

     7. Representations, Warranties and Covenants of the Subscriber. The Subscriber hereby represents and warrants to and covenants with CSRV as follows:

     (a) the Subscriber: (i) has adequate means of providing for the Subscriber's current needs and possible contingencies, and the Subscriber has no need for liquidity of the Subscriber's investment in CSRV; (ii) can bear the economic risk of losing the Subscriber's entire investment in the shares of Preferred A; (iii) has such knowledge and experience in business and financial matters that the Subscriber is capable of evaluating the relative risks and merits of this investment; (iv) has reviewed the definition of "Accredited Investor" under the Act and affirms that the Subscriber is an "Accredited Investor"; (v) has not relied upon any oral statements or representations by CSRV or its principals; and (vi) understands the nature of CSRV business;

     (b) the Subscriber has had an opportunity to ask questions of and receive answers from CSRV or a person or persons acting on its behalf, concerning the terms and conditions of this investment and the content of the Exhibit;

     (c) the Subscriber's compliance with the terms and conditions of this Agreement will not conflict with any instrument or agreement pertaining to the shares of Preferred A or the transactions contemplated herein; and will not conflict in, result in a breach of, or constitute a default under any instrument to which the Subscriber is a party or the shares of Preferred A are the subject;

     (d) the Subscriber will seek the Subscriber's own legal, tax and investment advice concerning tax implications attendant upon the purchase of the shares of Preferred A and understands and accepts that CSRV is relying upon this representation insofar as disclosure of legal, tax and investment matters is concerned;

     (e) the Subscriber acknowledges, accepts and understands that: (i) the shares of Preferred A will be 'restricted securities' as that term is defined under the Act; (ii) the Subscriber will be acquiring the shares of Preferred A solely for the Subscriber's own account, for investment purposes and without a view towards the resale or distribution thereof; (iii) the Subscriber will hold the shares of Preferred A indefinitely; and (iv) no public sale of the shares of Preferred A will be permitted. In addition, the Subscriber hereby consents to the imprinting of a standard form of restrictive legend on all certificates representing the shares of Preferred A as well as the imposition of a standard form of stop transfer order against the shares of Preferred A on the books and records of CSRV or its transfer agent;

     (f) the Subscriber understands that CSRV is under no obligation to register the shares of Preferred A under the Act or to comply with the requirements for any exemption which might otherwise be available;

     (g) the person executing this Agreement does so with full right, power and authority to make this investment;

     (h) the Subscriber shall not withdraw or allow others to withdraw any of the assets or collateral pledged to the bank issuing the Letters of Credit; and

     (i) in the event any Letter of Credit is not automatically renewed by the issuing bank, the Subscriber shall, within five business days, cause a replacement Letter of Credit or cash in a like amount to be delivered to CSRV or its designee.

     The foregoing representations and warranties are true and accurate as of the date hereof and shall be true and accurate as of the date of delivery of the subscription to CSRV and shall survive such delivery. If, in any respect, such representations and warranties shall not be true and accurate, the Subscriber shall give written notice of such fact to CSRV, specifying which representations and warranties are not true and accurate and the reasons therefore.

     8. Responsibility. CSRV or its officers and directors shall not be liable, responsible or accountable in damages or otherwise to Subscriber for any act or omission performed or omitted by them in good faith and in a manner reasonably believed by them to be within the scope of the authority granted to them by this Agreement and in the best interests of CSRV provided they were not guilty of gross negligence, willful or wanton misconduct, fraud, bad faith or any other breach of fiduciary duty with respect to such acts or omissions.

     9.   Miscellaneous.

     (a) Entire Agreement. This Agreement with its schedules and exhibits embodies the entire agreement and understanding between the Parties hereto and supersedes all prior agreements and understandings relating to the subject matter hereof;

     (b) Notices. All notices, requests, consents, demands, and other communications provided for or permitted hereunder shall be effective three (3) days after being duly deposited in the mails, certified, return receipt requested, or upon receipt if delivered to Federal Express or similar courier company or transmitted by telefax, addressed to the respective Party at the address set forth above, or to such other addresses as the Parties hereto may notify;

     (c) Severability of Provisions. In case any one or more of the provisions contained in this Agreement should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby;

     (d) Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of CSRV, the Subscriber and their respective successors and permitted assigns; provided, however, that CSRV may not transfer its rights under this Agreement without the prior written consent of the Subscriber;

     (e) Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one agreement, and any party hereto may execute this Agreement by signing any such counterpart;

     (f) Choice of Law. This Agreement shall be deemed to have been made in and shall be governed by and interpreted under and construed in all respects in accordance with the laws of the State of New York, irrespective of the place of domicile or residence of any Party;

     (g) Waiver of Jury Trial. The Parties hereby waive the right to trial by jury in any judicial proceeding to which they are a party involving, directly or indirectly, any matter (whether sounding in tort, contract or otherwise) in any way arising out, related to, or connected with this Agreement;

     (h) Amendment and Waiver. No amendment or waiver of any provision of this Agreement, nor any consent to any departure by CSRV therefrom shall in any event be effective unless the same shall be agreed or consented to by the Subscriber and CSRV in writing and each such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given;

     (j) No Oral Agreements. This written Agreement with its schedules and exhibits represents the final agreement among the Parties concerning the subject matter hereof and may not be contradicted by evidence of prior, contemporaneous or subsequent oral agreements of the Parties;

     (k) Headings, Etc. The table of contents of this Agreement and the headings of various sections and subsections herein are for convenience of reference only and shall not modify, define, expand or limit any of the terms or provisions hereof. References to sections or subsections without reference to the document in which they are contained are references to this Agreement;

     (l) Court of Choice. In the event of a controversy arising out of the interpretation, construction, performance or breach of this Agreement, CSRV and the Subscriber hereby agree and consent to the jurisdiction and venue of the United States District Court for the Southern District of New York; and further agree and consent that personal service or process in any such action or proceeding outside of the State of New York and New York County shall be tantamount to service in person within New York County, New York, and will confer personal jurisdiction and venue on the aforesaid Court;

     (m) Entire Agreement. CSRV and the Subscriber hereby covenant that this Agreement is intended to and does contain and embody herein all of the understandings and Agreements, both written or oral, of CSRV and the Subscriber with respect to the subject matter of this Agreement, and that there exists no oral agreement or understanding, express or implied liability, whereby the absolute, final and unconditional character and nature of this Agreement shall be in any way invalidated, empowered or affected. There are no representations or warranties other than those set forth herein;

12. Subscription Application for Individuals. The Subscriber hereby offers to purchase and subscribe to ___ shares of Preferred A; and encloses a Subscription Payment of $12,500 for each share of Preferred A subscribed for herein.

                                 SIGNATURE PAGE

                                 For Individuals


                                 Signature of Individual Subscriber


                                 ----------------------------
                                 Name of Individual Subscriber


                                 -----------------------------
                                (Print) Street Address - Residence


                                 -----------------------------
                                (Print) City, State and Zip Code


                                 ------------------------------
                                 Social Security Number


AGREED TO AND ACCEPTED:

Certified Services, Inc.


By: /s/Danny L. Pixler
    Danny L. Pixler, President





12. Subscription Application for Partnerships or Limited Liability Companies. The Subscriber hereby offers to purchase and subscribe to 160 shares of Preferred A; and encloses a Subscription Payment of $12,500 for each share of Preferred A subscribed for herein.


                                 SIGNATURE PAGE

                                 For Partnership or Limited Liability Company


                                 _______________________________
                                 Name of Partnership or Limited
                                 Liability Company


                                 ___________________________________________
                                 BY Signature of General Partner or Manager


                                 ________________________________
                                 Name and Title of Authorized
                                 Signatory (please print)


                                 ________________________________
                                 (Print) Business Address


                                 ____________________________________
                                 (Print) City, State and Zip Code


                                 ___________________________________
                                 Tax Identification Number:


AGREED TO AND ACCEPTED
this ___ day of ___________, 2002:

Certified Services, Inc.


By:/s/Danny L. Pixler
   --------------------------
    Danny L. Pixler, President


12. Subscription Application for Corporations. The Subscriber hereby offers to purchase and subscribe to______ shares of Preferred A; and encloses a Subscription Payment of $12,500 for each share of Preferred A subscribed for herein.

                                SIGNATURE PAGE

                                For Corporations


                                __________________________
                                Name of Corporation


                                __________________________
                                BY Signature of Authorized
                                Officer


                                __________________________
                                Name and Title of Authorized
                                Signatory (please print)


                                __________________________
                                (Print) Business Address


                                __________________________
                                (Print) City, State and Zip Code


                                __________________________
                                Tax Identification Number:




AGREED TO AND ACCEPTED:

Certified Services, Inc.


By: /s/Danny L. Pixler
    -------------------------
    Danny L. Pixler, President










                                   EXHIBIT "B"

                       Definition of "Accredited Investor"






                                   DEFINITION
                                       Of
                               ACCREDITED INVESTOR


Rule 501(a) of Regulation D under the Act of 1933, as amended (the "Securities Act ") defines an "Accredited Investor" as any person who comes within any of the following categories, or who the issuer reasonably believes comes within any of the following categories, at the time of the sale of the securities to that person:

     (i)  Any bank or  savings  and loan  association  as  defined  in  Sections
          3(a)(2) and 3(a)(5)(A), respectively, of the Securities Act acting either in its individual or fiduciary capacity;

     (ii) Any broker dealer registered pursuant to Section 15 of the Securities Exchange Act ;

     (iii)Any insurance company as defined in Section 2(13) of the Securities Act ;

     (iv) Any investment company registered under the Investment Company Act of 1940 or a business development company as defined in Section 2(a)(48) of that Act;

     (v)  Any Small  Business  Investment  Company  licensed  by the U.S.  Small
          Business Administration under Section 301(c) or (d) of the Small Business Investment Act of 1958;

     (vi) Any employee benefit plan within the meaning of Title I of the Employee Retirement Income Security Act of 1974 and): ---

          (a) The investment decision is made by a plan fiduciary, as defined in Section 3(21) of such Act, which is either a bank, savings and loan association, insurance company, or registered investment adviser; or

          (b)  The  employee   benefit  plan  has  total  assets  in  excess  of
               $5,000,000; or

          (c) The plan is a self-directed plan with investment decisions made solely by persons who are "Accredited Investors" as defined under the Securities Act .

     (vii)Any private business development company as defined in Section 202(a)(22) of the Investment Advisers Act of 1940;

     (viii) Any entity that has total assets in excess of $5,000,000, was not formed for the specific purpose of acquiring shares of the Company and is one or more of the following:

          (a) an organization described in Section 501(c)(3) of the Internal Revenue Code; or

          (b)  a corporation; or

          (c)  a Massachusetts or similar business trust; or

          (d)  a partnership.

     (ix) Any trust with total assets exceeding $5,000,000, which was not formed for the specific purpose of acquiring shares of the Company and whose purchase is directed by a person who has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the investment in the shares;

     (x) Any natural person who, together with the person's spouse, have a net worth of at least $1,000,000 or the person, individually, has had net income of not less than $200,000 during the last two years, and reasonably anticipates that the person will have an income of at least $200,000 during the present year and the next year.



Exhibit 10(d):

The Cura Group, Inc.
[GRAPHIC OMITTED]

                                           5101 NW 21st Avenue, Suite 350

                                           Fort Lauderdale, Florida 33309



     September 29, 2002



     Board of Directors

     America's PEO Holdings, Inc.

     2000 Lake Drive East, Suite 110

     Cherry Hill, New Jersey 08002



     Gentlemen:



     This will serve to confirm our prior conversations and negotiations concerning the assumption by The Cura Group, Inc., a Florida corporation ("Cura") of all of the payment obligations of America's PEO Holdings, Inc., a Delaware corporation ("APEO") under and pursuant to a non interest bearing promissory note dated September 26, 2001 between APEO as maker and Adrienne Hopkins, Neal Snyder and Thomas Cunningham as holders in the principal amount of $833,334 (the "Note"), a copy of which is annexed hereto as Exhibit "A" and hereby incorporated herein by reference. In this regard, and in consideration of the mutual benefit derived herefrom, the receipt and adequacy of which is hereby jointly and severally acknowledged and accepted, we hereby agree as follows:

     1. Assumption of Payment Obligations. Simultaneously with the execution of this letter agreement (the "Agreement"), with a view towards resolving the underlying issues, and in consideration for the transfer and delivery to Cura of the PEO accounts of APEO, Cura hereby assumes and agrees to pay and satisfy all of APEO's obligations under the Note;

     2. Hold Harmless. Cura hereby covenants and agrees to indemnify and hold APEO harmless from any and all liability attendant upon and under the Note.

     3. Miscellaneous. All notices that are required to be or may be sent pursuant to the provision of this Agreement shall be sent by certified mail, return receipt requested, or by overnight package delivery service, to the address of the Parties appearing herein, and shall count from the date of mailing or the day after the date of the air bill. This Agreement is binding upon and shall inure to the benefit of and shall be enforceable against each of the parties and their respective estates, heirs and personal representatives. This Agreement shall not be amended or assigned without the prior written consent of each of the parties. This Agreement is intended to and does contain and embody herein all of the understandings and agreements of the parties, both written or oral, with respect to the subject matter of this Agreement. There are no representations, warranties or covenants other than those set forth herein. This Agreement shall be governed and construed in accordance with the laws of the State of New York.

If the foregoing correctly sets forth our understanding and agreement, please indicate your acceptance by signing the enclosed copy of this Agreement in the indicated space and returning the same to the undersigned at your earliest convenience.

Very truly yours,

The Cura Group, Inc.

By: /s/ Danny L. Pixler
    Danny L. Pixler, President

AGREED TO AND ACCEPTED:

America's PEO Holdings, Inc.

By: /s/ Adrienne Hopkins
    Adrienne Hopkins, President

AGREED TO AND ACCEPTED:

America's PEO Holdings, Inc.

By: /s/ Adrienne Hopkins
    Adrienne Hopkins, President

    /s/ Adrienne Hopkins
    Adrienne Hopkins

   /s/ Thomas Cunningham
   Thomas Cunningham

   /s/ Neal Snyder
   Neal Snyder

                                   EXHIBIT "A"


                                 PROMISSORY NOTE

 $833,334                                                  September 26, 2001

FOR VALUE RECEIVED, America's PEO Holdings, Inc., a Delaware corporation with an office at 2000 Lake Drive East, Suite 110, Cherry Hill, New Jersey 08002
(hereinafter referred to as the "Maker"), promise to pay to the order of Adrienne Hopkins, with an office at 2000 Lake Drive East, Suite 110, Cherry Hill, New Jersey 08002 ("Hopkins"), Thomas Cunningham, with an office at 2000 Lake Drive East, Suite 110, Cherry Hill, New Jersey 08002 ("Cunningham"); and Neal Snyder, with an office at 2000 Lake Drive East, Suite 110, Cherry Hill, New Jersey 08002 ("Snyder"), hereinafter collectively referred to as the "Holders") or their successors or assigns, in lawful money of the United States of America, the principal sum of Eight Hundred and Thirty Three Thousand, Three Hundred Thirty Four and 00/100 ($833,334) Dollars without interest on the unpaid principal of this note (the "Note"). An aggregate of Three Hundred and Seventy-Nine Thousand One Hundred and Sixty Eight and 00/100 ($379,168) Dollars of the principal of the Note shall be due and payable to Hopkins; and an aggregate of Two Hundred Twenty Seven Thousand and Eighty Three and 00/100 ($227,083) Dollars of the principal of the Note shall be payable to Cunningham and Snyder, pari pasu.

     1. Payment. The full principal amount due hereunder shall be repaid to the Holders of this Note at the address appearing above in sixty (60) equal monthly installments of Thirteen Thousand Eight Hundred and Eighty Eight and 90/100 ($13,888.90) Dollars commencing on November 23, 2002, and terminating on October 23, 2007 (the "Due Date").

     2. Waiver of Presentment, Etc. The Maker of this Note hereby waives presentment of payment, demand, notice of non-payment and dishonor, protest and notice of protest; and waives trial by jury in any action or proceeding arising on, out of, under or by reason of this Note.

     The rights and remedies of the Holders under this Note shall be deemed cumulative, and the Holders' exercise of any right or remedy hereunder shall not be regarded as barring any other right or remedy that the Holders may have in law or in equity. The institution of any action or recovery of any portion of the indebtedness evidenced by this Note shall not be deemed a waiver of any other right of the Holders hereto.

     3. Events of Default. At the option of the Holders, and upon five days advanced written notice and demand for payment after the happening of any one of the following specified events, the entire remaining balance owing under this Note shall become immediately due and payable: (a) default in the performance of any obligation to the Holders hereof; (b) the making of a general assignment for the benefit of creditors by the Maker; (c) the filing of any petition of the commencement of any proceeding by or against the Maker or any guarantor for and relief under any bankruptcy, or insolvency laws or any laws related to the relief of debtors, readjustment of indebtedness, reorganizations, compositions or extensions; (d) the appointment of a receiver of or the issuance of making of a writ or order of attachment or garnishment against, a majority of the property or assets of the Makers.

     4. Assignment, Negotiation, Modification and Waiver. This Note is and shall be non-assignable by the Maker and is and shall be non-negotiable by the Holders except to an affiliate of the Holders. This Note shall not be modified or amended except in writing signed by the Maker and the Holders.


Dated: Cherry Hill, New Jersey


America's PEO Holdings, Inc



By:  /s/ Adrienne Hopkins
     Adrienne Hopkins, President


                                    ACCEPTED:

                                    /s/ Adrienne Hopkins
                                    Adrienne Hopkins


                                    /s/ Thomas Cunningham
                                    Thomas Cunningham


                                    /s/ Neal Snyder
                                    Neal Snyder






RosenbergCertified Services, Inc.

                                              477 Madison Avenue, 12th Floor
                                              New York, NY 10022

September 29, 2002

Board of Directors
America's PEO Holdings, Inc.
2000 Lake Drive East, Suite 110
Cherry Hill, New Jersey 08002

Gentlemen:

         This will serve to confirm our prior conversations and negotiations concerning the consequences attendant upon the unforeseen changes in the Professional Employer Organization industry and economic conditions since the closing on November 21, 2001, of the acquisition by Certified Services, Inc., a publicly owned and traded Nevada corporation ("CSRV") of all of the issued and outstanding shares of common stock of America's PEO Holdings, Inc., a Delaware corporation ("APEO"). In this regard, and in consideration of the mutual benefit derived herefrom, the receipt and adequacy of which is hereby jointly and severally acknowledged and accepted, we hereby agree as follows:

         1. Cancellation of Preferred Stock. Simultaneously with the execution of this letter agreement (the "Agreement"), and with a view towards resolving the underlying issues, APEO and the three shareholders of APEO (the "Shareholders") hereby consent to the cancellation and restoration to authorized but unissued status of an aggregate of 406,667 issued and outstanding shares of CSRV's Class B Preferred Stock. In lieu thereof, and pursuant to the agreement annexed hereto as Exhibit "A" and hereby incorporated herein by reference, CSRV caused the original issuance to the Shareholders of an aggregate of 850,000 shares of CSRV's common stock, $.001 par value per share;

         2. Cancellation of Indebtedness. Simultaneously with the execution of this Agreement, the Shareholders hereby agree and consent to the cancellation of an aggregate of $3,200,000 in debt obligations of CSRV represented by a non-interest bearing promissory note dated November 21, 2002, a copy of which is attached to this Agreement as Exhibit "B" and hereby incorporated herein by reference;

         3. General Release. Solely by virtue of their respective execution hereof, CSRV, APEO and the Shareholders agree and understand that this Agreement shall supercede and replace all prior written and oral understandings, agreements and negotiations among the parties; and shall be and be deemed to be the legal equivalent of a general release between and among them;

           4. Miscellaneous. All notices that are required to be or may be sent pursuant to the provision of this Agreement shall be sent by certified mail, return receipt requested, or by overnight package delivery service, to the address of the Parties appearing herein, and shall count from the date of mailing or the day after the date of the air bill. This Agreement is binding upon and shall inure to the benefit of and shall be enforceable against each of the parties and their respective estates, heirs and personal representatives. This Agreement shall not be amended or assigned without the prior written consent of each of the parties. This Agreement is intended to and does contain and embody herein all of the understandings and agreements of the parties, both written or oral, with respect to the subject matter of this Agreement. There are no representations, warranties or covenants other than those set forth herein. This Agreement shall be governed and construed in accordance with the laws of the State of New Jersey.

If the foregoing correctly sets forth our understanding and agreement, please indicate your acceptance by signing the enclosed copy of this Agreement in the indicated space and returning the same to the undersigned at your earliest convenience.

Very truly yours,

The Cura Group, Inc.


By:  /s/ Danny L. Pixler
       Danny L. Pixler, President

                            AGREED TO AND ACCEPTED:

America's PEO Holdings, Inc.


By:  /s/ Adrienne Hopkins
       Adrienne Hopkins, President


/s/ Adrienne Hopkins
 Adrienne Hopkins, Shareholder


/s/ Thomas Cunningham
Thomas Cunningham, Shareholder


/s/ Neal Snyder
Neal Snyder, Shareholder