Form 10QSB
period 2003-03-31
CERTIFIED SERVICES INC
filed 2003-04-30
CIK 1118326

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB


(Mark One)

[ X ] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2003

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from________________ to______________.


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

Common Stock, $.001 par value, 8,547,811 shares at March 31, 2003.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]



                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES
                   Form 10-QSB - Quarter Ended March 31, 2003

                                      INDEX
                                                                          Page

PART I   FINANCIAL INFORMATION.............................................

Item 1.  Financial Statements..............................................

         Condensed Consolidated Balance Sheets at March 31, 2003 and
              December 31, 2002............................................

         Condensed Consolidated Statements of Operations for
            the Three Months Ended March 31, 2003 and March 31, 2002.......

         Condensed Consolidated Statement of Shareholders' Equity for the
            Period January 1, 2002 through March 31, 2003..................

         Condensed Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2003 and March 31, 2002.................

         Notes to Condensed Consolidated Financial Statements..............

Item 2.  Management's Discussion and Analysis..............................

Item 3.  Controls and Procedures ..........................................

PART II  OTHER INFORMATION.................................................

Item 2.  Changes in Securities.............................................

Item 6.  Exhibits and Reports on Form 8-K..................................

              SIGNATURES...................................................

              CERTIFICATIONS...............................................

              EXHIBITS.....................................................




                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The unaudited condensed consolidated balance sheet of the Registrant as of March 31, 2003, the audited consolidated balance sheet at December 31, 2002, and the unaudited condensed consolidated statements of operations for the three months ended March 31, 2003 and March 31, 2002 follow. These condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the Registrant's results for the interim periods presented.


                    Certified Services, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                            March 31, 2003        December 31,
Assets                                       [unaudited]              2002
                                           ----------------      --------------
Current assets
  Cash                                     $      376,647         $     662,327
  Cash, restricted                              2,666,342             2,658,907
  Accounts receivable                          14,651,320            17,929,059
  Insurance deposits                           18,720,000            18,720,000
  Related party receivables                       106,965                65,340
  Other current assets                            830,170               516,831
                                             ------------           -----------
       Total current assets                    37,351,444            40,552,464

Property and equipment, at cost,
  net accumulated depreciation of
  $887,309 and $774,158, respectively           1,173,788               983,451

Excess purchase price over net
  book value of assets acquired                10,716,037            10,607,637

Other assets                                      635,361               711,652
                                             ------------           -----------

 Total assets                              $   49,876,630          $ 52,855,204
                                             ============           ===========

Liabilities and Shareholders' Equity
Current liabilities
  Current portion of notes payable         $    2,507,231           $ 2,153,571
  Accounts payable                              7,805,835             7,088,161
  Accrued expenses                             13,789,704            18,413,810
  Current portion of capital lease
   obligations                                    165,497               190,648
                                               ----------            ----------
     Total current liabilities                 24,268,267            27,846,190

Long term notes payable                         1,940,803             2,070,010
Long term portion of capital lease obligations     88,172               118,309
                                               ----------            ----------
     Total liabilities                         26,297,242            30,034,509
                                               ----------            ----------
Commitments and contingencies
Shareholders' Equity
  Preferred shares, $.001 par,
    5,000,000 authorized,
    Series A (1,578 issued and outstanding
     in 2003 and 2002)                                  2                     2
    Series B (1,100 issued and outstanding
     in 2003 and 2002)                                  1                     1
    Series C (0 issued and outstanding)                --                    --
  Common shares, $.001 par, 100,000,000 authorized,
    8,547,811 and 8,447,811 issued and outstanding in
      2003 and 2002, respectively                   8,548                 8,448
  Additional paid in capital                   22,148,904            22,107,754
  Retained earnings                             1,421,933               704,490
                                              -----------            ----------

       Total shareholders' equity              23,579,388            22,820,695
                                              -----------            ----------
       Total liabilities and
         shareholders' equity               $  49,876,630         $  52,855,204
                                              ===========           ===========

          See notes to the condensed consolidated financial statements.




                    Certified Services, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations


                                                Three Months Ended March 31,
                                                  2003                 2002
                                               [unaudited]         [unaudited]
                                              ------------        ------------

Revenue (gross billings of $161 million
  and $69 million, less worksite employee
   payroll costs of $148 million and $64
    million, respectively)                   $ 12,712,527       $   5,205,570

Cost of services                                6,798,444           2,155,368
                                              -----------         -----------
Gross profit                                    5,914,083           3,050,202
                                              -----------         -----------
Operating expenses
  Compensation and benefits                     1,584,212             466,426
  Marketing and selling                         1,313,231             752,586
  General and administrative                    2,279,530             826,788
  Interest, net                                    19,667            (284,811)
                                              -----------         -----------
     Total operating expenses                   5,196,640           1,760,989
                                              -----------         -----------

Income before income taxes                        717,443           1,289,213

Income taxes                                           --             514,910
                                              -----------         -----------

Net income                                  $     717,443       $     774,303
                                              ===========         ===========
Net income per share -
  basic and fully diluted                         $  0.08             $  0.23
                                              ===========         ===========

Weighted average number of common
    shares outstanding -
     Basic and fully diluted                    8,448,922           3,421,145
                                              ===========         ===========




          See notes to the condensed consolidated financial statements.


                    Certified Services, Inc. and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity



                                        Preferred Stock A     Preferred Stock B
                                         Shares     Amount    Shares     Amount
                                        --------- --------   --------   -------

Balance,
  December 31, 2001                          -        $   -      1,100       $1

Issuance of shares
   in completion of
    reorganization in 2001                   -            -          -        -
Issuance of shares for services              -            -          -        -

Issuance of shares for purchase

  The Cura Group, Inc.                       -            -          -        -

Shares issued for cash                       -            -          -        -

Exchange of shares resolving
   Purchase of APEO Holdings, Inc.           -            -          -        -
Issuance of shares for cash and
   additional consideration              1,578            2          -        -

Issuance of shares for services              -            -          -        -

Net income                                   -            -          -        -
                                        ------        -----      -----    -----

Balance, December 31, 2002               1,578           2       1,100        1


  [2003 unaudited]
Issuance of shares for services              -           -           -        -

Net income                                   -           -           -        -
                                        ------        ----      ------     ----

Balance, March 31, 2003                  1,578          $2      1,100        $1
                                       =======        ====      =====      ====




          See notes to the condensed consolidated financial statements.



                    Certified Services, Inc. and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                                  (Continued)


                                        Preferred Stock C        Common Stock
                                       Shares     Amount    Shares        Amount
                                      -------     ------   --------      -------

  December 31, 2001                   406.667      $  1    3,421,145     $ 3,421

Issuance of shares
   in completion of
    reorganization in 2001                  -         -      725,000         725

Issuance of shares for services             -         -      945,000         945

Issuance of shares for purchase

  The Cura Group, Inc.                      -         -    2,000,000       2,000

Shares issued for cash                      -         -      281,666         282

Exchange of shares resolving
   Purchase of APEO Holdings, Inc.   (406.667)       (1)     850,000         850

Issuance of shares for cash and
   additional consideration                 -         -            -           -

Issuance of shares for services             -         -      225,000         225

Net income                                  -         -            -           -
                                       ------     -----      -------       ----

Balance, December 31, 2002                  -         -    8,447,811       8,448


  [2003 unaudited]
Issuance of shares for services             -         -      100,000         100

Net income                                  -         -            -           -
                                        -----      ----    ---------      ------

Balance, March 31, 2003                     -        $-    8,547,811      $8,548
                                        =====      ====    =========      ======



          See notes to the condensed consolidated financial statements.



                    Certified Services, Inc. and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity


                                        Additional      Retained
                                         Paid-in        Earnings
                                         Capital        (Deficit)        Total
                                        -----------     ---------     ---------

Balance,
  December 31, 2001                    $ 1,602,550    $(2,286,283)    $(680,310)

Issuance of shares
   in completion of
    reorganization in 2001                 35,525               -        36,250

Issuance of shares for services            93,555               -        94,500

Issuance of shares for purchase

  The Cura Group, Inc.                    498,000               -       500,000

Shares issued for cash                     91,700               -        91,982

Exchange of shares resolving
   Purchase of APEO Holdings, Inc.           (849)              -             -

Issuance of shares for cash and
   additional consideration            19,719,998               -    19,720,000

Issuance of shares for services            67,275               -        67,500

Net income                                      -       2,990,773     2,990,773
                                      -----------       ---------    ----------

Balance, December 31, 2002             22,107,754        704,490     22,820,695


  [2003 unaudited]
Issuance of shares for services            41,150              -         41,250

Net income                                      -        717,443        717,443
                                       ----------       --------     ----------

Balance, March 31, 2003              $ 22,148,904     $1,421,933   $ 23,579,388
                                      ===========      =========     ==========




          See notes to the condensed consolidated financial statements.





                    Certified Services, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows



                                                    Three Months Ended March 31,
                                                        2003               2002
                                                   [unaudited]       [unaudited]
Cash flows from operating activities
  Net income                                    $     717,443       $   774,303
  Adjustments to reconcile net income to net
   cash provided (used) by operations:
     Depreciation and amortization                    141,596            13,595
     Bad debt expense                                  20,000                 -
     Issuance of stock for services                    41,250                 -
  Decrease (increase) in assets
     Accounts receivable                            3,257,739            17,311
     Prepaid expenses                                      --            (7,175)
     Restricted cash                                   (7,435)                -
     Other assets                                    (237,048)           (9,823)
  Increase (decrease) in liabilities
     Accounts payable                                 717,674         1,912,881
     Accrued expenses                              (4,682,506)         (742,988)
                                                    ---------         ---------
        Net cash (used) provided by
         operating activities                         (31,287)        1,958,104
                                                     --------         ---------
Cash flows from investing activities
  Purchase of property and equipment                 (331,933)          (14,392)
  Cash paid pursuant to acquisitions                  (50,000)                -
                                                    ---------         ---------
        Net cash (used) by investing activities      (381,933)          (14,392)
                                                    ---------         ---------
Cash flows from financing activities
  Net proceeds from line of credit                    402,000                 -
  Repayment of notes payable                         (177,547)          (62,508)
  Payments of capital lease obligations               (55,288)           (9,775)
  Cash outlay for related party note receivable       (41,625)                -
                                                    ---------         ---------
        Net cash provided (used) by
         financing activities                         127,540           (72,283)
                                                    ----------        ---------
Net increase (decrease) in cash                      (285,680)        1,885,821
Cash at beginning of period                           662,327         1,459,576
                                                    ---------        ----------
Cash at end of period                              $  376,647       $ 3,345,397
                                                   ==========       ===========





          See notes to the condensed consolidated financial statements.


                    Certified Services, Inc. and Subsidiaries
      Supplemental Schedule of Non-Cash Investing and Financing Activities


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:                    2003                  2002
                                                  -------              --------
    Interest expense                         $     37,485           $    16,603
    Income taxes                                        -               514,910


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


                                                    2003                  2002
                                                   ------                -------
Capitalized lease obligations incurred
    for use of equipment                     $         --           $   279,389



Increase in Excess purchase price
  over net book value of assets acquired
   included in Accrued expenses:             $     58,400           $        --




Capital stock accounts and additional paid in capital were adjusted in 2002 for the following:

     Additional paid in capital was credited in 2002 for $18,719,998 and 1,498 shares of Preferred Series A stock were issued at par for insurance deposits of $18,720,000.






          See notes to the condensed consolidated financial statements.


                    Certified Services, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, and 2002 are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2003, and 2002. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-KSB for the year ended December 31, 2002, supplemented by the notes included herein.

Note 2 - Acquisitions

Effective July 1, 2002, the Registrant acquired effective control of The Cura Group, Inc., its wholly owned subsidiary The Cura Group, II, Inc. and The Cura Group III, Inc. (collectively "CURA"). Accordingly, the operations of CURA are not included in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2002. The pro forma unaudited condensed consolidated statement of operations for the three months ended March 31, 2002, for the Registrant, including CURA, appears below:

                                                      Three Months Ended
           [in thousands]                                March 31, 2002
                                                      -------------------

       Revenue                                             $ 10,352
       Cost of services                                       6,483
                                                            -------
       Gross profit                                           3,869
       Operating expenses                                     4,609
                                                           --------
       Net loss                                            $  ( 740)


During the three months ended March 31, 2003, the Registrant completed its purchase of certain business assets of a former Florida professional employer organization ("PEO") for $58,400, and of 100 percent of the outstanding shares of a former PEO domiciled in Tennessee for $50,000. The aggregate consideration of $108,400 was charged to excess of purchase price over net book value of assets acquired during the first quarter.


Note 3 - Insurance Deposits

An integral part of the relationship with the entities participating in the Registrant's risk management program involves the retention by those entities of security deposits, which the Registrant fulfills with annual, renewable letters of credit. Insurance deposits in the form of annual renewable letters of credit arranged for Registrant's benefit by Midwest Merger Management, LLC (the majority shareholder of the Registrant's voting securities), amounted to $18,720,000 at both March 31, 2003, and December 31, 2002.



Note 4 - Accrued Expenses

At March 31, 2003, and December 31, 2002 accrued expenses consisted of the following:

                                          March 31, 2003      December 31, 2002
                                          --------------      -----------------
 Accrued payroll                            $ 9,634,255          $ 13,559,310
 Client claims funds                          2,483,751             2,022,977
 Workers compensation payable                         -               580,589
 Employee benefits payable                      581,276               685,535
 Accrued health insurance plan claims           475,144               612,592
 Customer deposits (1)                           65,248               384,153
 Other accrued expenses                         550,030               568,654
                                            -----------           -----------

                                           $ 13,789,704          $ 18,413,810
                                            ===========           ===========

(1) At March 31, 2003, and December 31, 2002, the Registrant is also the beneficiary of customers' letters of credit aggregating $993,000 and $1,193,000, respectively.


Note 5 - Notes Payable

At March 31, 2003 and December 31, 2002 long-term indebtedness consisted of the following:


                                                March 31,          December 31,
                                                 2002                  2002
                                            ----------------     ---------------
$2,129,000  revolving line of credit,
 expiring June 30, 2003,  with
 interest at prime plus 1% per annum,
 collateralized  by cash  deposits
 of  $2,666,322  and $2,658,907 at
 March 31, 2003 and December 31, 2002,
  respectively.                             $  1,619,000           $ 1,217,000

$1,000,000   non-interest  bearing
 promissory  note  due  in  72  equal
  monthly  installments  commencing
  January  10,  2002,  after  an 8%
    present value discount.                      656,871               685,027

6%  promissory  notes in the  aggregate
 amount  of  $2,313,889  due in 34 equal
 monthly installments commencing
 January 3, 2003.                              2,165,542            2,313,889

Installment note payable secured by equipment      6,621                7,665
                                             -----------           ----------
                                               4,448,034            4,223,581

Less: current portion                          2,507,231            2,153,571
                                            ------------           ----------
                                            $  1,940,803          $ 2,070,010
                                            ============          ===========


Note 6 - Cost of Services

Cost of services is comprised of the following:

                                                 Three Months Ended March 31,
                                                   2003                 2002
Employee benefits                            $  1,942,677       $      343,719
Workers compensation insurance                  4,855,767            1,811,649
                                              -----------         ------------
                                             $  6,798,444       $    2,155,368
                                              ===========         ============




ITEM 2. Management's Discussion and Analysis

The following discussion contains forward-looking statements regarding the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, the Registrant's ability to successfully develop new products for new markets; the impact of competition on the Registrant's revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using the Registrant's products for certain applications, delays in the Registrant's introduction of new products or services, and failure by the Registrant to keep pace with emerging technologies.

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


Results of Operations - Three Months Ended March 31, 2003 and March 31, 2002

Revenues. Revenues for the three months ended March 31, 3003 ("1Q3") were $12,712,527 versus $5,205,570 for the three months ended March 31, 2002 ("1Q2") resulting in an increase of $7,506,957 or 144% between periods. The most significant portion of this increase was entirely attributable to the
Registrant's acquisition of CURA during the third quarter of 2002, as those accounts contributed revenues of approximately $8.9 million to 1Q3. The Registrant's combined revenues however, were reduced by approximately $1.4 million consistent with its ongoing program of reviewing and eliminating high workplace risk and otherwise unprofitable business.

Cost of Services. Cost of services increased to $6,798,444 during 1Q3 compared to $2,155,368 in 1Q2; an increase of $4,643,076 or 215%. This increase resulted in cost of service rising to 53% of revenue for 1Q3 compared to 41% of revenue for 1Q2. This unfavorable cost increase was principally attributable to the rapidly accelerating cost of workers' compensation insurance that has become an industry-wide issue, particularly in view of the lead times required under the Registrant's shared employment agreements before the Registrant can recoup such costs from its clients. As a result of the foregoing, the gross profit for 1Q3 was $5,914,083 compared to $3,050,202 for 1Q2; an increase of $2,863,881 or only 94% compared to the 144% increase in revenues.

Operating Expenses. Operating expenses rose to $5,196,640 for 1Q3 compared to $1,760,989 for 1Q2; an increase of $3,435,651 or 195%, principally as a result of the addition of CURA's accounts. Operating expenses as a percent of revenues however, increased to 41% in 1Q3, from 34% for 1Q2. This unfavorable increase in the relationship of operating expenses to revenues between quarters can be accounted for as follows: a) increases of $1,117,786 or 240% in compensation and benefits expenses and $1,452,742 or 175% in general and administrative expenses, both of which are attributable to the duplication of service departments associated with the CURA acquisition and are in the process of being integrated and reduced; and b) marketing and selling expenses which only increased $560,645 or 75%. In addition, 1Q3 operating expenses did not have the benefit of the non-recurring credit which occurred in 1Q2.

Income Before Taxes, and Income Taxes. As a result of the foregoing, income before taxes for 1Q3 was $717,443 compared to $1,289,213 for 1Q2; a decrease of $571,770 or 44%. The Registrant's lower income before taxes for 1Q3 however, was completely offset by certain pre-acquisition disbursements of CURA resulting in a $0 provision for taxes in 1Q3, compared to the $514,910 provision for 1Q2, thereby materially narrowing the change between periods after provision for taxes.

Net Income. Consistent with the foregoing analysis, the Registrant reported net income of $717,443 or $0.08 per share for 1Q3, compared to net income of $774,303 or $0.23 per share for 1Q2, based upon weighted average shares outstanding of 8,448,922 and 3,421,145, respectively.

Liquidity and Capital Resources

The Registrant had operating cash of $376,647 at March 31, 2003. The Registrant also had $2,666,000 of restricted cash on deposit collateralizing its revolving line of credit of $2,129,000. The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, the offering of additional employer/employee services, and other operating cash needs. Management believes that the Registrant is generating sufficient cash flow to meet its requirements through 2003. The Registrant may rely on these same resources, as well as public or private debt and/or equity financing to meet its long-term capital needs.

ITEM 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

(b) Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.




                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES and use of proceeds

On March 31, 2003, the Registrant issued 100,000 shares of its common stock pursuant to a Registration Statement on Form S-8, in exchange for specialized consulting services valued at $41,250. As a result of the foregoing transaction, the number of shares of the Registrant's common stock, $.001 par value, outstanding at March 31, 2003 increased from 8,447,811 to 8,547,811.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:   15 - Report of Independent Accountants dated April 30, 2003.

(b)  Reports on Form 8-K:  None



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERTIFIED SERVICES, INC.

By:   /s/  Anthony R. Russo                        By:  /s/  Danny L, Pixler
    ------------------------                           ---------------------
Chief Executive and Financial                         President, Chief Operating
Officer, and Director                                 Officer, and Director


Dated: April 30, 2003

                                 CERTIFICATIONS


I, Anthony R. Russo, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Certified Services, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have: a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have  indicated  in  this  quarterly  report  whether  or  not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003


/s/  Anthony R. Russo
----------------------
Chief Executive Officer

                                 CERTIFICATIONS

I, Anthony R. Russo, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Certified Services, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have: a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have  indicated  in  this  quarterly  report  whether  or  not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 30, 2003


/s/     Anthony R. Russo
-------------------------
Chief Financial Officer




                                    Exhibit 15


                        Report of Independent Accountants




To the Board of Directors and Stockholders of Certified Services, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Certified Services, Inc. as of March 31, 2003, and the related condensed consolidated statements of operations, shareholders' equity, and cash flows for the for the three month periods ended March 31, 2003, and 2002. These financial statements are the responsibility of the Registrant's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 30, 2003