Form 10QSB/A
period 2003-03-31
CERTIFIED SERVICES INC
filed 2003-05-19
CIK 1118326

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10Q-SB/A

(Mark One)

...X.. Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2003

.......  Transition  report under section 13 or 15(d) of the Securities  Exchange
Act  of   1934   for   the   transition   period   from____________________   to
______________________.


                           Commission File No: 0-23873


                            CERTIFIED SERVICES, INC.
                     (Name of small business in its charter)

                                NEVADA 88-0444079
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

                       477 Madison Avenue - Twelfth Floor
                             New York, NY 10022-5839
                (Address of Principal Office including Zip Code)

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

        Common Stock, $.001 par value, 8547811 shares, at March 31, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                                TABLE OF CONTENTS

The Registrant hereby files this Amendment No.1 to its Quarterly on Form 10-QSB for the three months ended March 31, 2003, (the "Quarterly Report") to amend
Item 6(a) of Part II-Other Information, to include exhibits 99.1 and 99.2 that were inadvertently not attached to the Quarterly Report filed on April 30, 2003. No other changes have been made to the Quarterly Report. This amendment does not reflect any events occurring after April 30, 2003, the date the Registrant filed the Quarterly Report.

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)  Exhibits:

                  Exhibit 99.1 - Certifications by CEO Pursuant to 906
                  Exhibit 99.2 -  Certifications by CFO Pursuant to 906

(b)  Reports on Form 8-K:  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERTIFIED SERVICES, INC.


By:/s/Anthony R. Russo___________

Anthony R. Russo, Chief Executive
and Financial Officer, and Director
May 9, 2003



                                 CERTIFICATIONS

I, Anthony R. Russo, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB/A of Certified Cervices, Inc.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have: a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this amended quarterly report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 9, 2003

/s/  Anthony R. Russo
Chief Executive Officer


I, Anthony R. Russo, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB/A of Certified Cervices, Inc.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this amended quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have: a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this amended quarterly report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 9, 2003

/s/  Anthony R. Russo

Chief Financial Officer


Exhibit 99.1

Certified Services, Inc.

Quarterly Report on Form 10QSB
for the Quarter ended March 31, 2003

                                  CERTIFICATION

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned, who is the Chief Executive Officer of Certified Services, Inc. (the "Registrant"), hereby certifies that (i) the Quarterly Report on Form 10QSB for the quarter ended March 31, 2003, as filed by the Registrant with the Securities and Exchange Commission (the "Quarterly Report"), to which this Certification should have been attached as an Exhibit, fully complies with the applicable requirements of Section 13(a) and 15(d) of the Exchange Act; and (ii) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated:  May 9, 2003                             /s/ Anthony R. Russo
                                                --------------------------------
                                                Anthony R. Russo,
                                                Chief Executive Officer






Certified Services, Inc.

Quarterly Report on Form 10QSB
for the Quarter ended March 31, 2003

                                  CERTIFICATION

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned, who is the Chief Financial Officer of Certified Services, Inc. (the "Registrant"), hereby certifies that (i) the Quarterly Report on Form 10QSB for the quarter ended March 31, 2003, as filed by the Registrant with the Securities and Exchange Commission (the "Quarterly Report"), to which this Certification should have been attached as an Exhibit, fully complies with the applicable requirements of Section 13(a) and 15(d) of the Exchange Act; and (ii) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated:  May 9, 2003                         /s/ Anthony R. Russo
                                            ----------------------------------
                                            Anthony R. Russo,
                                            Chief Financial Officer