Form 10QSB
period 2003-06-30
CERTIFIED SERVICES INC
filed 2003-08-15
CIK 1118326

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB


(Mark One)

[ X ] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2003

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

                        5101 N.W. 21st Avenue, Suite 350
                            Ft. Lauderdale, FL 33309
                (Address of Principal Office including Zip Code)

                   Issuer's telephone Number: (954) 677- 0202


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

        Common Stock, $.001 par value, 9,197,811 shares at June 30, 2003.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]


                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES
                    FORM 10-QSB - QUARTER ENDED JUNE 30, 2003
                                      INDEX

                                                                          Page

PART I FINANCIAL INFORMATION..............................................

Item 1. Financial Statements..............................................

        Condensed Consolidated  Balance  Sheets  at June  30,  2003
         and December  31, 2002...........................................

        Condensed Consolidated Statements of Operations for the Six Months
         and Three Months Ended June 30, 2003 and June 30, 2002...........

        Condensed Consolidated Statement of Stockholders' Equity for the
         Period  January  1, 2002  through  June 30, 2003.................

        Condensed Consolidated Statements of Cash  Flows  for  the
         Six  Months   Ended  June  30,  2003  and  June  30, 2002........

        Notes to Condensed  Consolidated  Financial Statements............

Item 2. Management's Discussion and Analysis..............................

Item 3. Controls and Procedures...........................................

PART II OTHER INFORMATION.................................................

Item 2. Changes in Securities.............................................

Item 6. Exhibits and Reports on Form 8-K..................................

        SIGNATURES........................................................
        EXHIBITS..........................................................



                         PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

     The unaudited condensed balance sheet of the Registrant as of June 30, 2003, the audited balance sheet at December 31, 2002, and the unaudited condensed statements of operations for the six month and three month periods ended June 30, 2003 and June 30, 2002 follow. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.


                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 June 30, 2003      December 31,
                                                   [unaudited]         2002
                                                 -------------      ------------
Assets
Current assets
  Cash                                           $     317,779     $    662,327
  Cash, restricted                                   2,082,796        2,658,907
  Accounts receivable, less allowance for doubtful
    accounts of $514,526 and $0, respectively       23,722,693       17,929,059
  Insurance deposits                                47,593,987       18,720,000
  Due from related parties                                   -           65,340
  Other current assets                               1,324,517          516,831
                                                    ----------       ----------
      Total current assets                          75,041,772       40,552,464

Property and equipment, at cost, net of accumulated
  depreciation of $1,804,159 and $774,158,
   respectively                                      1,884,507          983,451
Excess purchase price over net book value of
   assets acquired                                  28,876,983       10,607,637
Other assets                                           862,001          711,652
                                                   -----------       ----------
      Total assets                               $ 106,665,263     $ 52,855,204
                                                   ===========      ===========
Liabilities and Shareholders' Equity

Current liabilities
  Current portion of notes payable              $   11,019,459     $  2,153,571
  Accounts payable                                   6,295,700        7,088,161
  Accrued expenses                                  36,587,334       18,413,810
  Due to related parties                             3,686,463                -
  Current portion of capital lease obligations          91,323          190,648
                                                   -----------      -----------
      Total current liabilities                     57,680,279       27,846,190

Long-term portion of notes payable                   5,670,360        2,070,010
Long-term portion of capital lease obligations           9,034          118,309
                                                   -----------      -----------
      Total liabilities                             63,359,673       30,034,509
                                                   -----------      -----------
Commitments and contingencies
Shareholders' Equity
  Preferred shares, $.001 par, 5,000,000 authorized:
   Series A (3,098 and 1,578 issued and outstanding
    in 2003 and 2002, respectively)                          3                2
   Series B (1,100 issued and outstanding in 2003
          and 2002)                                          1                1
  Common shares, $.001 par, 100,000,000 authorized,
   9,197,811 and 8,547,811 issued and outstanding in
    2003 and 2002, respectively                          9,198            8,448
  Additional paid in capital                        41,453,753       22,107,754
  Retained earnings                                  1,842,635          704,490
                                                    ----------       ----------
      Total shareholders' equity                    43,305,590       22,820,695
                                                   -----------       ----------
      Total liabilities and shareholders' equity  $106,665,263     $ 52,855,204
                                                   ===========      ===========
          See notes to the condensed consolidated financial statements.


                            CERTIFIED SERVICES, INC..
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   [Unaudited]

                                 Six Months Ended           Three Months Ended
                                    June 30,                      June 30,
                             2003            2002         2003          2002
                             ----            ----         ----          ----


Net Revenue                 $36,226,493  $10,530,320  $ 23,513,966  $ 5,324,750

Cost of services             19,852,654    4,416,808    13,054,210    2,261,440
                            -----------   ----------   -----------   -----------

Gross profit                 16,373,839    6,113,512    10,459,756    3,063,310
                             ----------    ---------    ----------    ---------
Gross profit expenses

Operating expenses:

 Compensation and benefits    5,097,010      925,255     3,512,798      458,829
 Marketing and selling        2,938,952    1,511,751     1,625,721      759,165
 General and administrative   6,866,812    1,398,162     4,587,289      925,033
 Interest, net                  219,213      137,201       199,546       68,353
                             ----------    ---------     ---------    ---------
   Total operating expenses  15,121,987    3,972,369     9,925,354    2,211,380
                             ----------    ---------     ---------    ---------

Income before taxes           1,251,852    2,141,143       534,402      851,930

Income taxes                    113,707      851,867       113,707      336,957
                              ---------    ---------      --------     --------
Net income                   $1,138,145  $ 1,289,276     $ 420,695    $ 514,973
                              =========   ==========      ========     ========


Net income per common share-
basic and fully-diluted           $0.13        $0.33         $0.05      $ 0.12
                                   ====         ====          ====       =====

Weighted average number of
common shares outstanding     8,560,311    3,908,145     8,656,144   4,273,395
                             ===========   =========     =========   =========


          See notes to the condensed consolidated financial statements.



                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  Additional Retained
                                   Preferred Stock A       Preferred Stock B
                                  --------------------     ------------------
                                  Shares     Amount        Shares     Amount
                                  ------     ------        ------     ------

Balance, December 31, 2001          -         $  -          1,100       $1
Issuance of shares in completion
 of reorganization in 2001          -            -              -        -


Issuance of shares for services     -            -              -        -

Issuance of shares for purchase

  The Cura Group, Inc.              -            -              -        -

Shares issued for cash              -            -              -        -

Exchange of shares resolving
 purchase of APEO Holdings, Inc.    -            -              -        -

Issuance of shares for cash and
  assets                         1,578           2              -        -

Issuance of shares for services      -           -              -        -

Net income                           -           -              -        -
                                 -----       -----          -----    -----
Balance, December 31, 2002       1,578           2          1,100        1


  [2003 unaudited]
Issuance of shares for services      -           -             -         -

Issuance of shares for assets    1,520           1             -         -

Issuance of shares in connection
 with formation of American HR
  Holdings, Inc.                     -           -             -         -

Net income                           -           -             -         -
                                 -----       -----          ----      ----

Balance, June 30, 2003           3,098         $ 3         1,100        $1
                                 -----       -----         -----      ----


                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                        Preferred Stock        Common Stock
                                        ---------------        -------------
                                    Shares     Amount       Shares     Amount
                                    ------     ------       ------     ------

Balance, December 31, 2001          406,667      $  1      3,421,145  $ 3,421
Issuance of shares in completion
  of reorganization in 2001               -         -        725,000      725


Issuance of shares for services           -         -        945,000      945

Issuance of shares for purchase
  The Cura Group, Inc.                    -         -      2,000,000    2,000

Shares issued for cash                    -         -        281,666      282

Exchange of shares resolving
 purchase of APEO Holdings, Inc.   (406.667)       (1)       850,000      850

Issuance of shares for cash and
  assets                                  -         -              -        -
Issuance of shares for services           -         -        225,000      225

Net income                                -         -              -        -

                                    -------       ---        -------      ---
Balance, December 31, 2002
                                          -         -      8,447,811    8,448


    [2003 unaudited]

Issuance of shares for services           -         -       100,000       100

Issuance of shares for assets             -         -             -         -

Issuance of shares in connection
 with formation of American HR
  Holdings, Inc.                          -         -       650,000       650

Net income                                -         -             -         -
                                     -------    -----      --------    ------

Balance, June 30, 2003                    -        $-     9,197,811    $9,198
                                    -------     -----     ---------    ------


          See notes to the condensed consolidated financial statements.




                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                          Additional      Retained
                                           Paid-in        Earnings
                                           Capital        (Deficit)     Total
                                         ----------       ---------     -----

Balance, December 31, 2001              $1,602,550    $ (2,286,283)   $(680,310)

Issuance of shares in completion
  of reorganization in 2001                 35,525               -       36,250


Issuance of shares for services             93,555               -       94,500

Issuance of shares for purchase
  The Cura Group, Inc.                     498,000               -      500,000

Shares issued for cash                      91,700               -       91,982

Exchange of shares resolving
 purchase of APEO Holdings, Inc.              (849)              -            -

Issuance of shares for cash and
  assets                                19,719,998               -   19,720,000

Issuance of shares for services             67,275               -       67,500

Net income                                       -       2,990,773    2,990,773

                                       -----------      ----------   ----------
Balance, December 31, 2002              22,107,754         704,490   22,820,695

   [2003 unaudited]

Issuance of shares for services             41,150              -        41,250

Issuance of shares for assets           18,999,999              -    19,000,000

Issuance of shares in connection
 with formation of American HR
  Holdings, Inc.                           304,850              -       305,500

Net income                                       -      1,138,145     1,138,145
                                        ----------     ----------    ----------
Balance, June 30, 2003                $ 41,453,753     $1,842,635   $43,305,590
                                        ----------     ----------    ----------


          See notes to the condensed consolidated financial statements.



                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          [unaudited]
                                                     Six Months Ended June 30,

                                                         2003             2002
   Cash flows from operating activities
     Net income (loss)                              $  1,138,145     $1,289,276
     Adjustments to reconcile net income to net
       cash provided by operations:
         Depreciation and amortization                   336,282         27,192
         Bad debt expense                                340,390              -
         Issuance of stock for services                   41,250              -
     Decrease (increase) in assets, net of effects
         from purchase of AmerHR Holdings, Inc.
       Accounts receivable                             5,285,389         48,430
       Prepaid expenses                                  629,864       (101,679)
       Restricted cash                                   576,111              -
       Insurance deposits                                197,251              -
       Other assets                                     (870,368)       (12,636)
     Increase (decrease) in liabilities, net of effects
       from purchase of AmerHR Holdings, Inc.
       Accounts payable                               (1,400,701)      (495,695)
       Accrued expenses                               (4,846,478)       367,096
                                                      ----------       --------
        Net cash provided by operating activities      1,427,135      1,121,984
   Cash flows from investing activities
      Purchase of property and equipment                 (62,914)             -
      Cash paid pursuant to acquisitions                (350,000)             -
                                                       ---------      ---------
        Net cash (used in) investing activities         (412,914)             -
                                                       ---------      ---------
   Cash flows from financing activities
      Net proceeds from line of credit                   300,000              -
      Net proceeds from revolving line of credit         723,000              -
      Repayment of notes payable                        (330,130)      (157,141)
      Repayments to related parties                   (1,843,039)             -
      Payments of capital lease obligations             (208,600)             -
                                                       ---------       --------
        Net cash used in financing activities         (1,358,769)      (157,141)
                                                       ---------       --------
   Net increase (decrease) in cash                      (344,548)       964,843
   Cash at beginning of period                           662,327      1,459,576
                                                       ---------     ----------
   Cash at end of period                            $    317,779    $ 2,424,419
                                                       =========     ==========

          See notes to the condensed consolidated financial statements.


                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES
                        SUPPLEMENTAL SCHEDULE OF NON-CASH
                       INVESTING AND FINANCING ACTIVITIES


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
                                            2003                    2002
                                            ----                    ----
   Interest expense                   $    214,686$          $    137,201
   Income taxes                                  -                      -


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Notes payable for $11,500,000 were offered in the acquisition of AmerHR.

A note obligation of $4,850,000 was entered into in 2003 with a related party for $7,720,000 of insurance letters of credit on deposit with its insurance provided..

The Registrant purchased all of the capital stock of AmerHR for $17,005,500. In conjunction with this acquisition, an excess of liabilities over assets of $8,649,664 was assumed.

Capital stock accounts and additional paid in capital were adjusted in 2003 for the following:

     Issuance of 100,000 shares of common stock for consulting services:

                Common stock                            $100
                Paid in capital                     $ 41,150

     Issuance of 1,520 shares of preferred stock, series A for assets (letters of credit):

                Preferred Stock - Series A                $1
                Paid in capital                  $18,999,999

     Issuance of 650,000 shares of common stock for acquisition of AmerHR:

                Common stock                            $650
                Paid in capital                     $304,850



Capital stock accounts and additional paid in capital were adjusted in 2002 for the following: Issuance of 1,498 shares of preferred stock, series A for assets (letters of credit):

                Preferred Stock - Series A                $2
                Paid in capital                  $18,719,998


          See notes to the condensed consolidated financial statements.

                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month and three month periods ended June 30, 2003, and 2002 are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2003, and 2002. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-KSB for the year ended December 31, 2002, supplemented by the notes included herein.


Note 2 - Acquisitions

On June 27, 2003, and effective as of April 1, 2003, the Registrant, through its contemporaneously formed and wholly-owned subsidiary American HR Holdings, Inc. ("AmerHR"), acquired all of the professional employer, payroll and human resource services operations of BACE International, Inc., a non-affiliated North Carolina corporation ("BACE") for an aggregate purchase price of approximately $17,000,000. The purchase price was comprised of $350,000 cash, a 4% promissory note in the principal amount of $3,500,000 payable over five years, the assumption of approximately $12,800,000 of BACE's acquisition and capital requirement debt, and the balance represented by 650,000 shares of the Registrant's restricted (i.e., unregistered) common stock and an option to purchase an additional 100,000 shares.

In the course of determining the results of operations of AmerHR for the period from April 1, 2003 through June 30, 2003, the Registrant and its independent accountants are conducting an investigation into the accuracy and veracity of the historical financial statements of the businesses so acquired by AmerHR. The final results of this investigation may be material.

In addition and as previously reported, the Registrant acquired all of the issued and outstanding shares of The Cura Group ("CURA") effective as of July 1, 2002. Accordingly, the operations of AmerHR are included in the Registrant's condensed consolidated statement of operations since April 1, 2003 and the operations of CURA are included in the Registrant's condensed consolidated statement of operations for the six month and three month periods ended June 30, 2003. Neither, however, is included in the statement of operations for the comparable period ended June 30, 2002. The pro forma unaudited condensed consolidated statement of operations of the Registrant for the six month and three month periods ended June 30, 2002, restated to include AmerHR and CURA, appear below:


                                      Six Months Ended      Three Months Ended
 [in thousands]                       June 30, 2002              June 30, 2002

  Revenue                                $  38,335               $  17,500
  Cost of services                          21,152                  10,427
                                           -------                --------
  Gross profit                              17,183                   7,073
  Operating expenses                        16,100                   7,345
                                           -------                --------
  Net income (loss)                      $   1,083              $     (272)
                                           -------                --------

The following table summarizes the net assets of the businesses acquired by AmerHR at April 1, 2003:

    Current assets                               $  14,146,017
    Property                                           770,167
    Intangibles                                         87,667
                                                  ------------
                                                    15,003,861
    Current liabilities                            (14,063,837)
    Long term debt                                  (9,589,678)
                                                  ------------
    Net assets acquired                          $  (8,649,664)
                                                  ============

Note 3 - Insurance Deposits

An integral part of the relationship with the entities participating in the Registrant's risk management program involves the retention by those entities of security deposits, which the Registrant fulfills with annual, renewable letters of credit. Insurance deposits in the form of annual renewable letters of credit arranged for Registrant's benefit by Midwest Merger Management, LLC, the Registrant's principal stockholder, amounted to $47,593,987 and $18,720,000 at June 30, 2003, and December 31, 2002, respectively.

Note 4 - Accrued Expenses

At June 30, 2003, and December 31, 2002, accrued expenses were comprised of:

                                                 June 30,          December 31,
                                                   2003               2002
                                              -------------       -------------
  Accrued payroll                              $16,490,811        $ 13,559,310
  Client claims funds                            1,416,883           2,022,977
  Workers compensation claims payable            8,333,291             580,589
  Employee benefits payable                      1,103,365             685,535
  Accrued health insurance plan claims             426,381             612,592
  Customer security deposits (1)                 1,487,622             384,153
  Payroll taxes                                  5,958,230             459,680
  Other accrued expenses                         1,370,751             108,974
                                               -----------        ------------

                                              $ 36,587,334        $ 18,413,810
                                               ===========        ============

(1) At June 30, 2003, and December 31, 2002, the Registrant was the beneficiary of customers' letters of credit aggregating $844,729 and $1,193,000, respectively.


Note 5 - Notes Payable

At June 30, 2003, and December 31, 2002 long-term indebtedness was comprised of:


                                               June 30, 2003   December 31, 2002
                                               -------------   -----------------
$2,500,000 revolving line, expiring
 December 31, 2003, with interest at
 LIBOR market index plus 2% collateralized
 by cash deposits of $2,000,000 and
 $2,658,907 at June 30, 2003 and
 December 31, 2002, respectively.              $ 1,940,000        1,217,000

$1,000,000 non-interest bearing promissory
 note due in 72 equalmonthly installments
 commencing January 10, 2002 after an 8%
 present value discount                            656,871          685,027
$1,000,000 revolving line, expiring June 1, 2004,
 with interest at prime, interest payable
 quarterly.                                        300,000                -

6% promissory notes in the aggregate amount
 of $2,313,889 due in 34 equal monthly
installments commencing January 3, 2003.         2,109,772        2,313,889

6.5% promissory note amount of $6,856,000
 due 10/1/03.                                    6,856,000                -

6.5% promissory note amount of $1,430,000
 due in 5 equal annual installments
 commencing March 20, 2003.                      1,144,000                -

4% promissory note amount of $3,500,000
 due in 60 equal monthly installments
 commencing August 31, 2003.                     3,500,000                -

4% equipment notes due in monthly
 installments commencing January 15, 2003          177,949                -

Installment note secured by equipment                5,227            7,665
                                                ----------     ------------
                                                16,689,819        4,223,581

Less: current portion                           11,019,459        2,153,571
                                               -----------     ------------
                                              $  5,670,360      $ 2,070,010
                                               ===========     ============


Note 6 - Net Revenues

Net revenues are comprised of the following:

                         Six Months Ended June 30,   Three Months Ended June 30,
                            2003            2002         2003             2002
                           -----            ----         -----            -----

Gross Billings          $ 414,001,407  $139,770,856   $253,057,010  $70,662,525

Less worksite
employee payroll costs    377,774,914   129,240,536    229,543,044   65,337,775
                          -----------   -----------    -----------   ----------

                       $   36,226,493  $ 10,530,320  $  23,513,966  $ 5,324,750
                         ============    ==========     ==========    =========


Note 7 - Cost of Services

Cost of services is comprised of the following:

                           Six Months Ended June 30, Three Months Ended June 30,
                             2003            2002        2003         2002


Employee benefits         $ 5,148,284     $  664,820   $ 3,205,607  $  321,101
Workers' compensation
  insurance                14,704,370      3,751,988     9,848,603   1,940,339
                           ----------      ---------    ----------   ---------
                          $19,852,654     $4,416,808   $13,054,210  $2,261,440
                           ==========     ==========    ==========   =========


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

When used in this discussion, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Registrant undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Registrant in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Registrant's business.


Six Months Ended June 30, 2003 and June 30, 2002

Revenues - Revenues for the six months ended June 30, 3003 ("6M3") were $36,226,493 versus $10,530,320 for the six months ended June 30, 2002 ("6M2")
resulting in an increase of $25,696,173 or 244% between periods. The most significant portion of this increase was attributable to the Registrant's acquisition of CURA during the third quarter of 2002 and AmerHR during the second quarter of 2003, as the revenue so acquired contributed combined net revenues of $27,085,670 to 6M3, reduced by $2,087,046, consistent with the Registrant's ongoing program of reviewing and eliminating high workplace risk and otherwise unprofitable accounts from businesses acquired.

Cost of Services - Consistent with the addition of the CURA and AmerHR businesses between periods, cost of services increased to $19,852,654 during 6M3 compared to $4,416,808 during 6M2; an increase of $15,435,846 or 349%. This increase resulted in cost of service rising to 55% of revenue for 6M3 compared to 45% of revenue for 6M2. This unfavorable cost increase was principally attributable to the rapidly accelerating cost of workers' compensation programs that have become an industry-wide issue, particularly in view of the lead times required under the Registrant's shared employment agreements before the Registrant can recoup such costs from its clients. As a result of the foregoing, the gross profit for 6M3 was $16,373,839 compared to $6,113,512 for 6M2; an increase of $10,260,327 or only 168% compared to the 244% increase in revenues.

Operating Expenses - Operating expenses similarly rose to $15,121,987 for 6M3 compared to $3,972,369 for 6M2; an increase of $11,149,618 or 281%, principally as a result of the CURA and AmerHR acquisitions. Operating expenses as a percent of revenues increased to 42% in 6M3, from 38% for 6M2. This unfavorable trend in the relationship of operating expenses to revenues between quarters is principally attributable to: a) increases of $4,171,755 or 451% in compensation and benefits expenses and $5,468,650 or 391% in general and administrative expenses, both of which are attributable to the duplication of service departments associated with the CURA and AmerHR acquisitions which the Registrant is actively in the process of integrating and reducing, and b) marketing and selling expenses which increased $1,427,201 or 94%.

Income Before Taxes and Income Taxes - As a result of the foregoing, income before taxes for 6M3 was $1,251,852 compared to $2,141,143 for 6M2; a decrease of $889,291 or 42%. The Registrant's lower income before taxes for 6M3 however, was partially offset by the effect of certain pre-acquisition disbursements of CURA in reducing the income tax provision to $113,707 in 6M3 compared to $851,867 in 6M2, thereby materially narrowed the change between periods after taxes.

Net Income - Consistent with the foregoing analysis, the Registrant reported net income of $1,138,145 or $0.13 per share for 6M3, compared to net income of $1,289,276 or $0.33 per share for 6M2, based upon weighted average shares outstanding of 8,560,311 and 3,908,145, respectively.

Quarters Ended June 30, 2003 and June 30, 2002

Revenues - Revenues for the three months ended June 30, 2003 ("2Q3") were $23,513,966 versus $5,324,750 for the three months ended June 30, 2002 ("2Q2")
resulting in an increase of $18,189,216 or 342% between periods. The most significant portion of this increase was attributable to the Registrant's acquisition of CURA during the third quarter of 2002 and AmerHR during the second quarter of 2003, as the revenue so acquired contributed combined net revenues of $19,074,487 to 2Q3, reduced by $885,271 consistent with the Registrant's ongoing program of reviewing and eliminating high workplace risk and otherwise unprofitable accounts from businesses acquired.

Cost of Services - Consistent with the addition of CURA and AmeriHR business between periods, cost of services increased to $13,054,210 during 2Q3 compared to $2,261,440 in 2Q2; an increase of $10,792,770 or 477%. This increase resulted in cost of service rising to 56% of revenue for 2Q3 compared to 42% of revenue for 2Q2. This unfavorable cost increase was principally attributable to the rapidly accelerating cost of workers' compensation programs that have become an industry-wide issue, particularly in view of the lead times required under the Registrant's shared employment agreements before the Registrant can recoup such costs from its clients. As a result of the foregoing, the gross profit for 2Q3 was $10,459,756 compared to $3,063,310 for 2Q2; an increase of $7,396,446 or only 241% compared to the 342% increase in revenues.

Operating Expenses - Operating expenses similarly rose to $9,925,354 for 2Q3 compared to $2,211,380 for 2Q2; an increase of $7,713,974 or 349%, principally as a result of the CURA and AmerHR acquisitions. Operating expenses as a percent of revenues increased to 42% in 2Q3, from 41% for 2Q2. This unfavorable trend in the relationship of operating expenses to revenues between quarters is principally attributable to: a) increases of $3,053,969 or 666% in compensation and benefits expenses and $3,662,256 or 396% in general and administrative expenses, both of which are attributable to the duplication of service departments associated with the CURA and AmerHR acquisitions which the Registrant is actively in the process of integrating and reducing, and b) marketing and selling expenses which only increased $866,556 or 114%.

Income Before Taxes and Income Taxes - As a result of the foregoing, income before taxes for 2Q3 was $534,402 compared to $851,930 for 2Q2; a decrease of $317,528 or 37%. The Registrant's lower income before taxes for 2Q3 however, was partially offset by the effect of certain pre-acquisition disbursements of CURA in reducing the income tax provision to $113,707 in 2Q3 compared to $336,957 for 2Q2, thereby materially narrowed the change between periods after taxes.

Net Income - Consistent with the foregoing analysis, the Registrant reported net income of $420,695 or $0.05 per share for 2Q3, compared to net income of $514,973 or $0.12 per share for 2Q2, based upon weighted average shares outstanding of 8,656,144 and 4,273,395, respectively.


Liquidity and Capital Resources

The Registrant had cash on hand of $2,400,575 at June 30, 2003, of which $2,082,796 collateralized its revolving lines of credit of $3,500,000. In addition, the Registrant's existing accounts and those acquired through AmerHR are currently being reviewed for rate increases which are anticipated to generate substantial additional working capital. The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, the offering of additional employer/employee services, and other operating cash needs. In the opinion of Registrant's management, the Registrant is generating sufficient cash flow to meet its requirements through 2003. The Registrant may rely on these same resources, as well as public or private debt and/or equity financing to meet its long-term capital needs.


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



                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES and use of proceeds

On June 27, 2003, and as reported on Registrant's Form 8-K dated July 10, 2003, the Registrant issued 650,000 shares of its common stock in connection with its formation of American HR Holdings, Inc, a wholly-owned Nevada corporation, for the purpose of purchasing all of the professional employee, payroll and human resource service operations of BACE International, Inc. As a result of the foregoing transaction, the Registrant's common stock, $.001 par value, outstanding at June 30, 2003, increased from 8,547,811 to 9,197,811.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: 15 - Report of Independent Accountants dated August 13, 2003.

               99.1 - Certification Pursuant to Section 302 of the Sarbanes-
                      Oxley Act of 2002

               99.2 - Certification Pursuant to Section 906 of the Sarbanes-
                      Oxley Act of 2002

(b) Reports on Form 8-K: The Registrant's Form 8-K filed on July 10, 2003, but reporting an agreement that was effective during the period covered by this Report, is incorporated herein be reference.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERTIFIED SERVICES, INC.


By: /s/  Danny L. Pixler
   -----------------------
Chief Executive Officer, and Director


By: /s/  Anthony R. Russo
   ----------------------
Chief Financial Officer, and Director


 Dated: August 13, 2003

                                 CERTIFICATIONS

                                  EXHIBIT 99.1

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Danny L. Pixler, the Registrant's Chief Executive Officer, certify that:

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 3a-15(f) and 15d-15(f)) for the Registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors:

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: August 13, 2003

/s/  Danny L. Pixler
-----------------------
Chief Executive Officer



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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 3a-15(f) and 15d-15(f)) for the Registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors:

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: August 13, 2003

/s/ Anthony R. Russo
-----------------------
Chief Financial Officer



                                  EXHIBIT 99.2

                            CERTIFIED SERVICES, INC.;
                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Certified Services, Inc. on Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on August 13, 2003 (the "Report"), the undersigned, in the capacities and on the dates indicated below, each hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Certified Services, Inc.

Date: August 13, 2003


/s/     Danny L. Pixler
------------------------
Chief Executive Officer


Date:   August 13, 2003


/s/     Anthony R. Russo
-------------------------
Chief Financial Officer


Note: The certification the registrant furnishes in this exhibit is not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.





                                   Exhibit 15


Letter of Rosenberg Rich Baker Berman & Company


To the Board of Directors and Stockholders of Certified Services, Inc.

We have reviewed the accompanying consolidated balance sheet of Certified Services, Inc. as of June 30, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the for the six month and three month periods ended June 30, 2003, and 2002. These financial statements are the responsibility of the Registrant's management.

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

Bridgewater, New Jersey
August 13, 2003