Form 10QSB/A
period 2003-06-30
CERTIFIED SERVICES INC
filed 2003-09-02
CIK 1118326

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                  Form 10-QSB/A


(Mark One) [ X ] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June - ----- 30, 2003

[ ] Transition  report under section 13 or 15(d) of the Securities  Exchange Act
of   1934    for   the    transition    period    from____________________    to
______________________.


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


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ] -


                                TABLE OF CONTENTS

The Registrant hereby files this Amendment No.1 to its Quarterly Report on Form 10-QSB for the six months ended June 30, 2003, (the "Quarterly Report") to amend the third paragraph under Item 2 Management's Discussion and Analysis to make the following two corrections: (i) to correct the typographical error of the year 3003 to 2003 in the first line; and (ii) to correct the reduction in revenues cited in the third line from the bottom to 1,389,497 instead of $2,007,046.

Accordingly, this filing amends the third paragraph on page 13 originally filed and replaces it with the amended paragraph which now reads in its entirety as follows:

Six Months Ended June 30, 2003 and June 30, 2002

Revenues - Revenues for the six months ended June 30, 2003 ("6M3") were $36,226,493 versus $10,530,320 for the six months ended June 30, 2002 ("6M2")
resulting in an increase of $25,696,173 or 244% between periods. The most significant portion of this increase was attributable to the Registrant's acquisition of CURA during the third quarter of 2002 and AmerHR during the second quarter of 2003, as the revenue so acquired contributed combined net revenues of $27,085,670 to 6M3, reduced by $1,389,497, consistent with the Registrant's ongoing program of reviewing and eliminating high workplace risk and otherwise unprofitable accounts from businesses acquired.

No other changes have been made to the Quarterly Report. This amendment does not reflect any events occurring after August 15, 2003, the date the Registrant filed the Quarterly Report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERTIFIED SERVICES, INC.

By:   /s/  Danny L. Pixler
Chief Executive Officer, and Director

By:   /s/  Anthony R. Russo
Chief Financial Officer, and Director

Dated: August 27, 2003


                                 CERTIFICATIONS

                                  EXHIBIT 99.1

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Danny L. Pixler, the Registrant's Chief Executive Officer, certify that:

     1. I have reviewed this amended quarterly report on Form 10-QSB of Certified Services, Inc.;

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

Date: August 27, 2003

/s/     Danny L. Pixler
Chief Executive Officer

----------------------------------

I, Anthony R. Russo, the Registrant's Chief Financial Officer, certify that:

     1. I have reviewed this amended quarterly report on Form 10-QSB of Certified Services, Inc.;

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

Date: August 27, 2003

/s/     Anthony R. Russo
Chief Financial Officer


                                  EXHIBIT 99.2

                            Certified Services, Inc.;
                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the amended Quarterly Report of Certified Services, Inc. on Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on August 27, 2003 (the "Amended Report"), the undersigned, in the capacities and on the dates indicated below, each hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Amended Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Amended Report fairly presents, in all material respects, the financial condition and results of operations of Certified Services, Inc.

Date: August 27, 2003

/s/     Danny L. Pixler
Chief Executive Officer

Date:   August 27, 2003

/s/     Anthony R. Russo
Chief Financial Officer


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