Form 10QSB
period 2003-09-30
CERTIFIED SERVICES INC
filed 2003-11-18
CIK 1118326

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

(Mark One)

[ X ] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2003


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X ) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value, 9,197,811 shares at September 30, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES
                 FORM 10-QSB - QUARTER ENDED SEPTEMBER 30, 2003
                                      INDEX



PART I        FINANCIAL INFORMATION.............................................

Item 1.       Financial Statements..............................................
              Consolidated Balance Sheets at September 30, 2003 and
                 December 31, 2002..............................................
              Consolidated Statements of Operations for the Nine Months
                 and Three Months Ended September 30, 2003 and
                 September 30, 2002.............................................
              Consolidated Statement of Stockholders' Equity for the Period
                 January 1, 2002 through September 30, 2003.....................
              Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 2003 and September 30, 2002................
              Notes to the Consolidated Financial Statements....................

Item 2.       Management's Discussion and Analysis..............................

Item 3.       Controls and Procedures...........................................

PART II       OTHER INFORMATION.................................................

Item 1.       Legal Proceedings.................................................

Item 6.       Exhibits and Reports on Form 8-K..................................

              SIGNATURES........................................................
              EXHIBITS..........................................................


---------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of September 30, 2003, the audited balance sheet at December 31, 2002, and the unaudited statements of operations for the nine month and three month periods ended September 30, 2003 and September 30, 2002 follow. The unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                           September 30,          December 31,
                                              2003                   2002
                                           [Unaudited]
                                       ------------------     ----------------
Assets
Current assets

   Cash                                 $        265,402       $      662,327
   Cash, restricted                            2,000,000            2,658,907
   Accounts receivable,
     less allowance for doubtful
     accounts of $604,526 and $0,
     respectively                             27,559,005           17,929,059
   Insurance deposits                          2,222,649           18,720,000
   Due from related parties                    1,556,772               65,340
   Other current assets                          756,450              516,831
                                           -------------          -----------
       Total current assets                   34,360,278           40,552,464

Property and equipment, at cost,
 net of accumulated
  depreciation of $1,862,827
  and $774,158, respectively                   1,680,340              983,451
Excess purchase price over net
   book value of
   assets acquired                            31,972,371           10,607,637
Other assets                                     570,982              711,652
                                           -------------          -----------
       Total assets                           68,583,971           52,855,204
                                           =============          ===========


Liabilities and Shareholders' Equity
Current liabilities
   Current portion of notes
   payable                                     9,624,240            2,153,571
   Accounts payable                           14,171,063            7,547,841
   Accrued expenses                           26,089,648           17,373,541
   Workers compensation
    claims - current                           2,202,440              580,589
   Current portion of capital
    lease obligations                             61,556              190,648
                                           -------------         ------------
       Total current liabilities              52,148,947           27,846,190

   Long-term portion of notes payable          5,806,336            2,070,010
   Long-term portion of capital
    lease obligations                            137,535              118,309
    Long-term portion of workers
     compensation claims                       4,404,880                    -
                                           --------------        ------------
       Total liabilities                      62,497,698           30,034,509
                                           --------------        ------------

Commitments and contingencies
Shareholders' Equity
   Preferred shares, $.001 par,
    5,000,000 authorized:
    Series A (80 and 1,578 issued and
    outstanding, respectively)                         1                    2
    Series B (1,100 issued and outstanding)            1                    1
   Common shares, $.001 par, 100,000,000
     authorized, 9,197,811 and 8,447,811 issued
     and outstanding, respectively                 9,198                8,448
   Additional paid in capital                  3,733,755           22,107,754
   Retained earnings                           2,343,318              704,490
                                          --------------        -------------
      Total shareholders' equity               6,086,273           22,820,695
                                          --------------        -------------

      Total liabilities and
       shareholders' equity              $   68,583,971        $   52,855,204
                                          =============         =============


See notes to the consolidated financial statements.

                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   [Unaudited]

                                          Nine Months Ended
                                            September 30,
                                    -------------------------------
                                       2003              2002
                                    ------------    ---------------

Net revenue
                                 $   56,569,560    $    23,716,161

Cost of services                     30,362,310         11,869,069
                                    ------------    ---------------
Gross profit                         26,207,250         11,847,092
                                    ------------    ---------------

Operating expenses:
   Compensation and benefits          8,874,900          2,805,823
   Marketing and selling              4,045,134          2,951,767
   General and administrative        10,792,264          3,509,567
   Interest, net                        446,124             54,640
                                    ------------    ---------------
     Total operating expenses        24,158,422          9,321,797
                                    ------------    ---------------

Income before taxes                   2,048,828          2,525,295

Income tax provision (benefit)          410,000            525,000
                                    ------------    ---------------

Net income                       $    1,638,828  $       2,000,295
                                    ============    ===============

Net income per common share -
   basic and fully-diluted       $         0.19  $            0.40
                                    ============    ===============

Weighted average number of
   common shares outstanding          8,751,561          5,034,378
                                    ============    ===============


See notes to the consolidated financial statements.

                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   [Unaudited]

                                             Three Months Ended
                                                September 30,
                                       --------------------------------
                                             2003              2002
                                       -------------    ---------------

Net revenue
                                    $    20,343,067  $      12,606,773

Cost of services                         10,509,656          7,226,850
                                       -------------    ---------------
Gross profit                              9,833,411          5,379,923
                                       -------------    ---------------

Operating expenses:
   Compensation and benefits              3,492,913          1,943,607
   Marketing and selling                  1,644,099          1,318,912
   General and administrative             3,672,499          1,815,796
   Interest, net                            226,916           (82,561)
                                       -------------    ---------------
     Total operating expenses             9,036,427          4,995,754
                                       -------------    ---------------

Income before taxes                         796,984            384,169

Income tax provision (benefit)              296,293          (326,867)
                                       -------------    ---------------

Net income                          $       500,691  $         711,036
                                       =============    ===============

Net income per common share -
   basic and fully-diluted          $          0.05  $            0.10
                                       =============    ===============

Weighted average number of
   common shares outstanding              9,197,811          6,949,978
                                       =============    ===============


See notes to the consolidated financial statements.

                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                      Preferred Stock A     Preferred Stock B
                                    ---------------------- --------------------
                                      Shares     Amount    Shares     Amount
                                    ----------- ---------- -------- -----------

Balance, January 1, 2002                  -        $ -      1,100        $1
Issuance of shares in completion
   of reorganization in 2001              -          -          -         -
Issuance of shares for services           -          -          -         -
Issuance of shares for purchase
   The Cura Group, Inc.                   -          -          -         -
Shares issued for cash                    -          -          -         -
Exchange of shares resolving
   purchase of APEO Holdings, Inc.        -          -          -         -
Issuance of shares for cash and
   assets                             1,578          2          -         -
Issuance of shares for services           -          -          -         -
Net income                                -          -          -         -
                                   --------- ---------- ---------- ---------
Balance, December 31, 2002            1,578          2      1,100         1

[ 2003 Unaudited ]

Issuance of shares for services           -          -          -         -
Issuance of shares for assets         1,520          1          -         -
Issuance of shares in connection
   with formation of American HR
   Holdings, Inc.                         -          -          -         -
Cancellation of shares issued for
   assets                           (3,018)        (2)          -         -
Net income                                -          -          -         -
                                   --------- ---------- ---------- ---------
Balance, September 30, 2003              80         $1      1,100        $1
                                   --------- ---------- ---------- ---------

See notes to the consolidated financial statements.

                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                     Preferred Stock C         Common Stock
                                   ---------------------- ----------------------
                                    Shares     Amount       Shares      Amount
                                   --------- ------------ ----------- ----------

Balance, January 1, 2002           406,667         $ 1    3,421,145   $ 3,421
Issuance of shares in completion
   of reorganization in 2001             -          -       725,000       725
Issuance of shares for services          -          -       945,000       945
Issuance of shares for purchase
   The Cura Group, Inc.                  -          -     2,000,000     2,000
Shares issued for cash                   -          -       281,666       282
Exchange of shares resolving
 purchase of APEO Holdings, Inc. (406.667)        (1)       850,000       850
Issuance of shares for cash and
   assets                                -          -             -         -
Issuance of shares for services          -          -       225,000       225
Net income                               -          -             -         -
                                 --------- ---------- ------------- ---------
Balance, December 31, 2002               -          -     8,447,811     8,448

[ 2003 Unaudited ]

Issuance of shares for services          -          -       100,000       100
Issuance of shares for assets            -          -             -         -
Issuance of shares in connection
   with formation of American HR
   Holdings, Inc.                        -          -       650,000       650
Cancellation of shares issued for
   assets                                -          -             -         -
Net income                               -          -             -         -
                                  ---------- ---------- ------------- -------
Balance, September 30, 2003              -       $  -     9,197,811    $9,198
                                  ---------- ---------- ------------- -------

See notes to the consolidated financial statements.



                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                        Paid-in        Earnings
                                        Capital        (Deficit)       Total
                                     ------------    ------------    ----------
Balance, January 1, 2002             $ 1,602,550  $ (2,286,283)    $  (680,310)

Issuance of shares in completion
   of reorganization in 2001              35,525              -         36,250
Issuance of shares for services           93,555              -         94,500
Issuance of shares for purchase
   The Cura Group, Inc.                  498,000              -        500,000
Shares issued for cash                    91,700              -         91,982
Exchange of shares resolving
   purchase of APEO Holdings, Inc.         (849)              -              -
Issuance of shares for cash and
   assets                             19,719,998              -     19,720,000
Issuance of shares for services           67,275              -         67,500
Net income                                     -      2,990,773      2,990,773
                                   -------------- -------------- --------------
Balance, December 31, 2002            22,107,754        704,490     22,820,695

[ 2003 Unaudited ]

Issuance of shares for services           41,150              -         41,250
Issuance of shares for assets         18,999,999                    19,000,000
Issuance of shares in connection
   with formation of American HR
   Holdings, Inc.                        304,850              -        305,500
Cancellation of shares issued for
   assets                            (37,719,998)             -    (37,720,000)
Net income                                     -      1,638,828      1,638,828
                                   -------------- -------------- --------------
Balance, September 30, 2003          $ 3,733,755     $2,343,318     $6,086,273
                                   -------------- -------------- --------------

See notes to the consolidated financial statements.



                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [Unaudited]

                                                Nine Months Ended September 30,
                                               ---------------------------------
                                                     2003              2002
                                                ----------------  --------------
Cash flows from operating activities
Net income                                       $ 1,638,828      $  2,000,295
Adjustments to reconcile net income to net
  cash provided by operations:
    Depreciation and amortization                    536,969           116,583
     Bad debt expense                                463,150
    Issuance of stock for services                    41,250           130,750
Decrease (increase) in assets,
 net of effects from
  purchase of acquisitions
    Accounts receivable                            1,326,317        (1,762,724)
    Prepaid expenses                                 190,333          (632,889)
    Restricted cash                                  658,907        (2,648,091)
    Insurance deposits                            (2,222,649)                -
    Other assets                                     428,249         (160,942)
Increase (decrease) in liabilities,
 net of effects from
  purchase of acquisitions
    Accounts payable                               5,662,307         3,389,417
    Accrued expenses                              (5,438,304)          955,556
     Income taxes payable                                  -           525,000
                                              --------------     -------------
 Net cash provided by operating activities         3,285,357         1,912,955
                                              --------------     -------------
Cash flows from investing activities
   Purchase of property and equipment               (463,691)         (553,250)
   Cash paid pursuant to acquisitions               (350,000)       (5,489,915)
                                              ---------------    --------------
 Net cash (used in) investing activities            (813,691)       (6,043,165)
                                              ---------------    --------------
Cash flows from financing activities
   Net proceeds from line of credit                        -         1,671,166
   Reduction of notes payable                    ( 1,106,583)         (419,054)
   Proceeds from issuance of common stock                  -           591,981
   Proceeds from issuance of preferred stock               -         1,000,000
   Net proceeds to related parties               ( 1,491,432)                -
   Payments of capital lease obligations         (   270,576)                -
                                              ---------------    --------------
 Net cash used in financing activities           ( 2,868,591)        2,844,093
                                              ---------------    --------------
Net (decrease) in cash                           (   396,925)       (1,286,117)
Cash at beginning of period                          662,327         1,459,576
                                              ---------------    --------------
Cash at end of period                        $       265,402   $       173,459
                                              ===============    ==============

See notes to the consolidated financial statements.

                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES
      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:                  2003               2002
                                            --------------     --------------
   Interest expense                      $        492,755   $         54,640
   Income taxes                                         -                  -
                                            --------------     --------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Notes payable for $12,800,000 were assumed in the acquisition of AmerHR during 2003. A note payable for $772,578 was assumed from BACE Corporation subsequent to closing in 2003.

Additionally, an obligation of $4,850,000 to a related party was assumed. During the third quarter 2003, the $4,850,000 note obligation was cancelled.

In the second quarter 2003, letters of credit were increased by $26,920,000, including $7,920,000 as a result of the acquisition of AmerHR. In the third quarter 2003, the entire carrying value of the letters of credit of $45,640,000 was written off.

In 2003, the Registrant purchased all of the professional employer, staff leasing, payroll and human resource operations of BACE International, Inc. ("AmerHR") for $17,005,500. In conjunction with this acquisition, an excess of liabilities over assets of $8,649,664 was assumed. In 2002, the Registrant purchased 20% of the capital stock of The Cura Group, and assumed an excess of liabilities over assets of $5,248,449.

Capitalized lease obligations were incurred during the nine months ended September 30, 2003 and 2002 of $41,000, and $0, respectively.

Capital stock accounts and additional paid in capital were adjusted in 2003 for the following: Issuance of 100,000 shares of common stock for consulting services:
                    Common stock                           $100
                    Paid in capital                        $ 41,150
     Issuance of 1,520 shares of preferred stock, series A to a related party for assets:
                    Preferred Stock - Series A             $1
                    Paid in capital                        $18,999,999
     Issuance of 650,000 shares of common stock for acquisition of AmerHR:
                     Common stock                          $650
                     Paid in capital                       $304,850
     Cancellation of 3,018 shares of preferred stock, Series A issued to a related party for assets whose carrying value was written off.
                     Preferred Stock - Series A            ($2)
                     Paid in Capital                       ($37,719,998)
Capital stock accounts and additional paid in capital were adjusted in 2002 for the following: Issuance of 1,498 shares of preferred stock, series A for assets:
                     Preferred Stock - Series A             $2
                     Paid in capital                        $18,719,998
In 2002, notes payable to former owners of APEO were amended and reduced by $2,708,534. See notes to the consolidated financial statements.

                    CERTIFIED SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month and three month periods ended September 30, 2003, and 2002 are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2003, and 2002. The
unaudited   financial   statements  should  be  read  in  conjunction  with  the
consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-KSB for the year ended December 31, 2002, supplemented by the notes included herein.

Note 2 - Acquisition

On June 27, 2003, and effective as of April 1, 2003, the Registrant, through its wholly-owned subsidiary American HR Holdings, Inc. ("AmerHR"), acquired from BACE International, Inc., a non-affiliated North Carolina corporation ("BACE"), all of BACE's professional employer, payroll and human resource services operations for an aggregate purchase price of approximately $17,700,000. The purchase price was comprised of $350,000 cash, a 4% promissory note in the principal amount of $3,500,000 payable over five years, the assumption of approximately $13,500,000 of BACE's acquisition and capital requirement debt, and the balance represented by 650,000 shares of the Registrant's restricted
(i.e., unregistered) common stock and an option to purchase an additional 100,000 shares.

Concurrent with the acquisition, the Company retained the former chief executive of the BACE business unit acquired as a consultant for the four year period through June 30, 2007, at an annual rate of $250,000, and agreed to continue certain co-marketing activities with BACE through June 30, 2004, at an annual cost of $900,000.

In the course of determining the results of operations of AmerHR for the period from April 1, 2003 through June 30, 2003, the Registrant and its independent accountants began an investigation into the accuracy and veracity of the historical financial statements of the businesses so acquired by AmerHR. The final results of this investigation have not yet been determined. If the results of operations are materially different than those represented to the Registrant, it may have a material adverse affect upon the financial condition of the Registrant.

The following table summarizes the net assets acquired by AmerHR at April 1, 2003:

    Current assets                          $    14,146,017
    Property                                        770,167
    Intangibles                                      87,667
                                              -------------
                                                 15,003,851
    Current liabilities                         (14,063,837)
    Long term debt                              ( 9,589,678)
                                              -------------
    Net assets acquired                     $   ( 8,649,664)
                                              =============

Note 3 - Insurance Deposits

An integral part of the relationship with the entities participating in the Registrant's risk management program involves the retention by those entities of security deposits, which the Registrant had fulfilled with annual, renewable letters of credit. Insurance deposits in the form of annual renewable letters of credit arranged for Registrant's benefit by Midwest Merger Management, LLC ("Midwest"), the Registrant's principal stockholder, amounted to $37,720,000 and $18,720,000 at September 30, 2003, and December 31, 2002, respectively.

On October 9, 2003, Cura was served with a summons and complaint, motion for preliminary injunction and emergency motion for temporary restraining order in an action entitled Continental Casualty Company, et al. ("CNA") v. The Cura Group, Inc. The plaintiffs allege that the letters of credit provided to satisfy Cura's collateral obligations under a workers' compensation policy in the amount of $37,720,000 were not authentic and demand Cura replace such collateral. The Registrant's inability to satisfactorily resolve the claims of CNA may have a materially adverse affect on the Registrant's ability to continue as a going concern.

As a result of the forgoing, Midwest returned the Series A Preferred Stock it received in connection with the letters of credit, and the carrying value of the underlying insurance deposits has been written down to zero at September 30, 2003. The Registrant's Board of Directors is awaiting the results of an independent, third party investigation into the validity of the letters of credit to determine any recourse the Registrant may have, and the possibility of restating any previously issued financial statements that were affected.

Note 4 - Accrued Expenses

Accrued expenses are comprised of:                 September          December
                                                   30, 2003           31, 2002
                                               --------------     -------------
Accrued payroll                              $     20,652,169   $    13,559,310
Client claims funds                                 1,168,747         2,022,977
Employee benefits payable                             750,922           685,535
Accrued health insurance plan claims                  184,815           612,592
Customer security deposits (a)                      1,677,027           384,153
Income taxes                                          564,565                 -
Other                                               1,091,403           108,974
                                                --------------     -------------
                                             $     26,089,648   $    17,373,541
                                                ==============     =============

(a) At September 30, 2003, and December 31, 2002, the Registrant was also the beneficiary of customers' letters of credit aggregating $629,729 and $1,193,000, respectively.

Note 5 - Notes Payable

At September 30, 2003, and December 31, 2002 long-term indebtedness was comprised of:
                                                  September        December 31,
                                                   30, 2003            2002
                                                --------------    -------------
$2,500,000 revolving line, expiring               $  709,000     $  1,217,000
 December 31, 2003, with
 interest at LIBOR plus 2%, collateralized by cash deposits of $2,000,000 and $2,658,907 at September 30, 2003 and
 December 31, 2002, respectively.

$1,000,000 non-interest bearing promissory
  note due in 72 equal monthly
  installments commencing January 10, 2002
  after an 8% present value discount.                598,748          685,027

6% promissory notes in the aggregate
  amount of $2,313,889 due
  in 34 equal monthly installments
  commencing January 3, 2003.                      1,905,556        2,313,889

6.5% promissory note amount of
  $6,856,000 due 10/1/03 (a).                      6,856,000               --

6.5% promissory note amount
 of $1,430,000 due in 5 equal annual
 installments commencing March 20, 2003.           1,144,000               --

Non-interest bearing promissory
 notes in the amount of $772,578
 due in three annual installments
 commencing October 31, 2003.                        772,578               --

4% promissory note amount of $3,500,000
 due in 60 equal monthly installments
 commencing August 31, 2003.                       3,399,203               --

Installment leases secured by equipment.              45,491            7,665
                                               --------------   -------------
                                                  15,430,576        4,223,581
Less: current portion                              9,624,240        2,153,571
                                               --------------   -------------
                                            $      5,806,336   $    2,070,010
                                               ==============   =============

(a) On November 10, 2003, the holders of these promissory notes commenced an action against the Registrant and certain of its subsidiaries in a suit entitled Prairie Capital Mezzanine Fund, L.P., et al. al. ("Prairie") v. BACE International Corporation, et. al. The plaintiffs have alleged that the promissory notes are in default and seek accelerated payment in the aggregate amount of $6,905,946, with interest.


Note 6 - Net Revenues

Net revenues are comprised of the following:
                                                    Nine Months Ended
                                                      September 30,
                                            -----------------------------------
                                                 2003                2002
                                            ----------------    ---------------
Gross billings                           $      668,761,632  $     317,604,116
Less worksite employee costs                    612,192,072        293,887,955
                                            ----------------    ---------------
                                         $       56,569,560  $      23,716,161
                                            ================    ===============


Net revenues are comprised of the following:
                                                    Three Months Ended
                                                       September 30,
                                             -----------------------------------
                                                    2003                2002
                                             ----------------    ---------------
Gross billings                           $      254,760,225  $     177,833,261
Less worksite employee costs                    234,417,158        165,226,488
                                             ----------------    ---------------
                                         $      20,343,067  $      12,606,773
                                             ================    ===============



Note 7 - Cost of Services

Cost of services is comprised of the following:

                                                    Nine Months Ended
                                                      September 30,
                                             --------------------------------
                                                   2003              2002
                                             --------------    --------------
Employee benefits                         $      7,713,344  $      2,597,140
Workers' compensation insurance                 22,648,966         9,271,929
                                             --------------    --------------
                                          $     30,362,310  $     11,869,069
                                             ==============    ==============




                                                    Three Months Ended
                                                      September 30,
                                              ------------------------------
                                                    2003              2002
                                              --------------    ------------
Employee benefits                          $      2,565,060    $   2,050,800
Workers' compensation insurance                   7,944,596        5,176,050
                                              --------------    ------------
                                           $     10,509,656    $   7,226,850
                                              ==============    ============


Note 8 - Litigation

On October 9, 2003, The Cura Group, Inc., an operating subsidiary of the Registrant ("Cura"), was served with a summons and complaint, motion for preliminary injunction and emergency motion for temporary restraining order in an action entitled Continental Casualty Company et al. v. The Cura Group, Inc. The action was commenced in the United States District Court, Southern District of Florida. The plaintiffs allege that the letters of credit provided to satisfy Cura's collateral obligations under a workers' compensation policy in the amount of $37,720,000 were not authentic and further demand Cura replace such collateral. The Registrant and Cura filed their answer, affirmative defenses and counterclaims against the plaintiffs on October 31, 2003. On November 11, 2003, the plaintiffs cancelled their motion for any injunctive relief against Cura. The Registrant's inability to satisfactorily resolve the claims of CNA may have a materially adverse affect on the Registrant's ability to continue as a going concern.

On November 10, 2003, the Registrant and its subsidiaries, American HR Holdings, Inc. ("AmerHR") and The Cura Group II, Inc. ("Cura II"), were served with a citation and petition in a suit entitled Prairie Capital Mezzanine Fund, L.P. et al. al. v. BACE International Corporation, et. al., in the Texas District Court, Tarrant County. Also named in the action, was William L. Baumgardner, the sole shareholder of BACE International, Inc. ("BACE"). The plaintiffs have alleged that the promissory notes are in default and seek accelerated payment of promissory notes in the aggregate amount of $6,905,946, with interest, made by BACE in connection with BACE's prior acquisition of American Staff Resources
Corporation, and its affiliates ("ASR"), which are currently operating subsidiaries of the Registrant. The plaintiffs allege that the Registrant and Cura II assumed BACE's obligation upon the notes when they acquired ASR. The
Registrant's financial statements at September 30, 2003 reflect the above referenced promissory notes. The time for the Registrant, AmerHR and Cura II to file a response has not yet expired.

The Injured Workers' Insurance Fund of the State of Maryland commenced an action in the Circuit Court of Baltimore for the collection of outstanding premiums against the Registrant's wholly-owned subsidiaries America's PEO, Inc. and Omni Financial Services, Inc. in the amounts of $308,463 and $95,410 respectively. The companies have opposed the basis of the plaintiff's audit and the amounts sought therein. The action is currently in the discovery process and mediation has been scheduled by the Court. The Registrant believes the coverage arranged through Midwest shall be sufficient to meet the obligations of this claim.

The Registrant's subsidiary Omni Financial Services, Inc. ("Omni") was served as a defendant in the action entitled Continental Casualty Company v. Omni Financial Services, Inc. CNA, on behalf of the New Jersey Assigned Risk Plan has alleged that Omni owes CNA $734,459 for premiums on workers compensation coverage. Omni has filed an answer and the action is currently in the discovery process. The Registrant believes the coverage arranged through Midwest shall be sufficient to meet the obligations of this claim.

The Registrant's subsidiaries America's PEO, Inc. ("APEO") and Omni, and the Registrant's affiliate shareholder Paul Hopkins were named as defendants in a case entitled Granite State Insurance Co., et al. v. Ujex, Inc., et. al. in the Superior Court of New Jersey, Morris County. The plaintiff alleges fraud, conspiracy and breach of contract and seeks the denial of all insurance obligations, treble damages for any compensatory and consequential damages, punitive damages, plus fees and expenses. APEO, Omni and Hopkins have filed a motion to dismiss the plaintiff's claims which is currently pending.

The Registrant is a party to certain pending claims that have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved. However, the defense and settlement of such claims may impact the future availability, retention amounts and cost to the Registrant of applicable insurance coverage.

Note 9 - Economic Dependency on Majority Shareholder

Midwest is the sole administrator of the Registrant's risk management program. In that connection Midwest charges the Registrant a fee for the cost of its workers compensation program which includes the Registrant's estimated liability for additional future claims, which at September 30, 2003, approximated $20,000,000. Additionally, Midwest had arranged for the placing of letters of credit (in the aggregate amount of $37,720,000 at September 30, 2003 and $18,720,000 at December 31, 2002) with the Registrant's insurance carriers upon which the Registrant had relied in managing its workplace risk. If Midwest is unable to provide their services to Registrant, there can be no assurance that similar relationships can be established. The loss of the services performed by Midwest, its inability to satisfy collateral requirements of the Registrant, or its inability to satisfy the Registrant's estimated liability for future workers compensation claims as they become due may have a material adverse affect on the Registrant's ability to continue as a going concern.

Note 10 - Related Party Transactions

Risk Management Agreement - On January 1, 2002 the Registrant entered into a Risk Management Agreement with Midwest, its principal and controlling shareholder. Pursuant thereto, Midwest agreed to assume all responsibility for managing the cost of workplace accidents that occur during the five year term of the Agreement. Fees paid by the Registrant to Midwest pursuant to this agreement were equal to approximately 4% and 3.5% of gross payroll during 2003 and 2002, respectively. In addition, in 2003, Midwest charged the Registrant management and advisory fees of $1,515,000 compared to $166,000 in 2002.

During February, 2002, the Registrant issued 600,000 options to purchase its Common Shares at $.10 per share to Brentwood Capital Corp. ("Brentwood") in exchange for services in connection with Midwest's acquisition the Registrant and its subsequent identification and negotiation of its first two acquisition targets. The options were exercised in March, 2002 and the Registrant recognized expense of $60,000. In September 2002, pursuant to a Subscription Agreement, the Registrant issued 80 shares of its Series A Preferred Stock, $.001 par value to Brentwood in exchange for consideration of $1,000,000. Administrative fees paid to Brentwood during the nine months ended September 30, 2003 and 2002 were $400,000 and $130,000, respectively.

On June 27, 2002 the Registrant subleased 15,000 square feet of office space from a non-affiliated prime tenant pursuant to a sublease expiring in March of 2008. On November 4, 2002 the Registrant assigned all of its right and interest under the sublease to Brentwood but for the right to utilize up to 300 square feet of office space in consideration of the payment of a pro rata monthly rent.

Additionally, on June 27, 2002 the Registrant purchased certain office furniture and equipment of the prime tenant for $350,000. On November 4, 2002 the Registrant in consideration of Brentwood's agreement to assume the obligation, assigned all of its rights and interest in the office furniture and equipment to Brentwood. The Registrant remains contingently liable on the sublease and purchase agreement.

Non-interest bearing advances between related parties are as follows:

                                      September 30,        December 31, 2002
                                          2003
                                    ------------------     ------------------
                                    ------------------     ------------------
Due from Midwest                 $            474,095   $             41,414
Due from Brentwood                          1,082,677                 23,926
                                    ------------------     ------------------
                                    ------------------     ------------------
                                 $          1,556,772   $             65,340
                                    ==================     ==================


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

Nine Months Ended September 30, 2003 and September 30, 2002

Revenues - Revenues for the nine months ended September 30, 3003 ("9M3") were $56,569,560 versus $23,716,161 for the nine months ended September 30, 2002 ("9M2") resulting in an increase of $32,853,399 or 138% between periods. The most significant portion of this increase was attributable to the Registrant's acquisition of Cura in the third quarter of 2002 and AmerHR during the second quarter of 2003, as the acquisitions contributed combined net revenues of $45,005,249 to 9M3, reduced by $12,151,850, consistent with the Registrant's ongoing program of reviewing and eliminating high workplace risk and otherwise unprofitable accounts from businesses acquired.

Cost of Services - Consistent with the addition of the CURA and AmerHR businesses between periods, cost of services increased to $30,362,310 during 9M3 compared to $11,869,069 during 9M2; an increase of $18,493,241 or 156%. This increase resulted in cost of service rising to 54% of revenue for 9M3 compared to 50% of revenue for 9M2. This unfavorable cost increase was principally attributable to the rising cost of workers' compensation programs that have become an industry-wide issue, particularly in view of the lead times required under the Registrant's shared employment agreements before the Registrant can recoup such costs from its clients. As a result of the foregoing, the gross profit for 9M3 was $26,207,250 compared to $11,847,092 for 9M2; an increase of $14,360,158 or only 121% compared to the 138% increase in revenues.

Operating Expenses - Operating expenses similarly rose to $24,158,422 for 9M3 compared to $9,321,797 for 9M2; an increase of $14,836,625 or 159%, principally as a result of the CURA and AmerHR acquisitions. Operating expenses as a percent of revenues increased to 43% in 9M3, from 39% for 9M2. This unfavorable trend in the relationship of operating expenses to revenues between quarters is principally attributable to: a) increases of $6,069,077 or 216% in compensation and benefits expenses and $7,282,697 or 207% in general and administrative expenses, both of which are attributable to the duplication of service departments associated with the CURA and AmerHR acquisitions which the Registrant is actively in the process of integrating and reducing, and b) marketing and selling expenses which increased $1,093,367 or 37%.

Income Before Taxes and Income Taxes - As a result of the foregoing, income before taxes for 9M3 was $2,048,828 compared to $2,525,295 for 9M2; an decrease of $476,467 or 19%. The Registrant's provision for income taxes in 9M3 and 9M2 was partially reduced by the effect of certain pre-acquisition disbursements of CURA thereby resulting in proportionately greater income after taxes in both periods.

Net Income - Consistent with the foregoing analysis, the Registrant reported net income of $1,638,828 or $0.19 per share for 9M3, compared to net income of $2,000,295 or $0.40 per share for 9M2, based upon weighted average shares outstanding of 8,751,561 and 5,034,378 respectively.

Third Quarters Ended September 30, 2003 and September 30, 2002

Revenues - Revenues for the three months ended September 30, 2003 ("3Q3") were $20,343,067 versus $12,606,773 for the three months ended September 30, 2002 ("3Q2") resulting in an increase of $7,736,294 or 61% between periods. The most significant portion of this increase was attributable to the Registrant's acquisition of AmerHR during the second quarter of 2003, as the acquisition contributed combined net revenues of $10,483,715 to 3Q3, reduced by $2,747,421 consistent with the Registrant's ongoing program of reviewing and eliminating high workplace risk and otherwise unprofitable accounts from businesses acquired.

Cost of Services - Consistent with the addition of CURA and AmerHR business between periods, cost of services increased to $10,509,656 during 3Q3 compared to $7,226,850 in 3Q2; an increase of $3,282,806 or 45%. This increase resulted in cost of service declining to 52% of revenue for 3Q3 compared to 57% of revenue for 3Q2. This favorable cost decrease was principally attributable to a stabilization in the cost of workers compensation during 3Q3. As a result of the foregoing, the gross profit for 3Q3 was $9,833,411 compared to $5,379,923 for 3Q2; an increase of $4,453,488 or 83% compared to the 61% increase in revenues.

Operating Expenses - Operating expenses rose to $9,036,427 for 3Q3 compared to $4,995,754 for 3Q2; an increase of $4,040,673 or 81%, principally as a result of the CURA and AmerHR acquisitions. Operating expenses as a percent of revenues increased to 44% in 3Q3, from 40% for 3Q2. This unfavorable trend in the relationship of operating expenses to revenues between quarters is principally attributable to: a) increases of $1,549,306 or 80% in compensation and benefits expenses and $1,856,703 or 102% in general and administrative expenses, both of which are attributable to the duplication of service departments associated with the CURA and AmerHR acquisitions which the Registrant is actively in the process of integrating and reducing, and b) marketing and selling expenses which increased $325,187 or 25%.

Income Before Taxes and Income Taxes - As a result of the foregoing, income before taxes for 3Q3 was $796,984 compared to income of $384,169 for 3Q2; an increase of $412,815 or 107%. The Registrant's lower income before taxes for 3Q2, however, was offset by the effect of certain pre-acquisition disbursements of CURA which reduced the income tax provision to a $326,867 benefit compared to a normal provision for 3Q3, materially narrowing the change between periods after taxes.

Net Income - Consistent with the foregoing analysis, the Registrant reported net income of $500,691 or $0.05 per share for 3Q3, compared to net income of $711,036 or $0.10 per share for 3Q2, based upon weighted average shares outstanding of 9,197,811 and 6,949,978, respectively.

Liquidity and Capital Resources

The Registrant had cash on hand of $2,265,402 at September 30, 2003, of which $2,000,000 collateralized its revolving lines of credit of $2,500,000. In addition, the Registrant's existing accounts and those acquired through AmerHR are currently being reviewed for rate increases which are anticipated to generate substantial additional working capital. The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, the offering of additional employer/employee services, and other operating cash needs. In the opinion of Registrant's management, the Registrant is generating sufficient cash flow to meet its requirements through 2003. The Registrant may rely on these same resources, as well as public or private debt and/or equity financing to meet its long-term capital needs.

Notwithstanding the above, the Registrant's ability to continue as a going concern may be materially adversely affected in the event that: a) the investigation into the accuracy and veracity of the historical financial statements of the business acquired by AmerHR being conducted by the Registrant and its independent accountants results in a material change in the carrying value of the net assets so acquired; b) the Registrant is unable to satisfactorily resolve the litigation commenced by CNA; c) the Registrant is unable to satisfactorily resolve the litigation commenced by Prairie; or d) the Registrant were to lose the services of Midwest as sole administrator of its risk management program, Midwest was unable to satisfy the future collateral requirements of the Registrant, or Midwest was unable to satisfy the Registrant's estimated liability for future workers compensation claims as they become due.

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

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS.

On October 9, 2003, The Cura Group, Inc., an operating subsidiary of the Registrant ("Cura"), was served with a summons and complaint, motion for preliminary injunction and emergency motion for temporary restraining order in an action entitled Continental Casualty Company, et al. v. The Cura Group, Inc. The action was commenced in the United States District Court, Southern District of Florida. The plaintiffs allege that the letters of credit provided to satisfy Cura's collateral obligations under a workers' compensation policy in the amount of $37,720,000 were not authentic and demand Cura replace such collateral. The Registrant and Cura filed their answer, affirmative defenses and counterclaims against the plaintiffs on October 31, 2003. On November 11, 2003, the plaintiffs cancelled their motion for any injunctive relief against Cura.

On November 10, 2003, the Registrant and its subsidiaries, American HR Holdings, Inc. ("AmerHR") and The Cura Group II, Inc. ("Cura II"), were served with a citation and petition in a suit entitled Prairie Capital Mezzanine Fund, L.P. et al. al. v. BACE International Corporation, et. al., in the Texas District Court, Tarrant County. Also named in the action, was William L. Baumgardner, the sole shareholder of BACE International, Inc. ("BACE"). The Plaintiffs are seeking repayment of promissory notes in the aggregate amount of $6,905,946, with interest, made by BACE in connection with BACE's prior acquisition of American Staff Resources Corporation, and its affiliates ("ASR"), which are currently operating subsidiaries of the Registrant. The Plaintiffs allege that the Registrant and Cura II assumed BACE's obligation upon the notes when they acquired ASR. The time for the Registrant, AmerHR and Cura II to file a response has not yet expired.

The Injured Workers' Insurance Fund of the State of Maryland commenced an action in the Circuit Court of Baltimore for the collection of outstanding premiums against the Registrant's wholly-owned subsidiaries America's PEO, Inc. and Omni Financial Services, Inc. in the amounts of $308,463 and $95,410 respectively. The companies have opposed the basis of the plaintiff's audit and the amounts sought therein. The action is currently in the discovery process and mediation has been scheduled by the Court. The Registrant's subsidiary Omni Financial Services, Inc. ("Omni") was served as a defendant in the action entitled Continental Casualty Company v. Omni Financial Services, Inc. CNA, on behalf of the New Jersey Assigned Risk Plan has alleged that Omni owes CNA $734,459 for premiums on workers compensation coverage. Omni has filed an answer and the action is currently in the discovery process.

The Registrant's subsidiaries America's PEO, Inc. ("APEO") and Omni, and the Registrant's affiliate shareholder Paul Hopkins were named as defendants in a case entitled Granite State Insurance Co., et al. v. Ujex, Inc., et. al. in the Superior Court of New Jersey, Morris County. The plaintiff alleges fraud, conspiracy and breach of contract and seeks the denial of all insurance obligations, treble damages for any compensatory and consequential damages, punitive damages, plus fees and expenses. APEO, Omni and Hopkins have filed a motion to dismiss the plaintiff's claims which is currently sub judice.

The Registrant is a party to certain pending claims that have arisen in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved. However, the defense and settlement of such claims may impact the future availability, retention amounts and cost to the Registrant of applicable insurance coverage.

From time to time the Registrant may be a party to claims based upon the acts or omissions of its clients' worksite employees for the acts or omissions of worksite employees and vigorously defends against such claims.
--------------------------------------------------------------------------------
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:  15 - Report of Independent  Accountants  dated November 14, 2003.
--------------------------------------------------------------------------------
99.1 - Certification  Pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
99.2 - Certification  Pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
(b) Reports on Form 8-K: The Registrant's Form 8-K filed on October 17, 2003, is incorporated herein by reference.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERTIFIED SERVICES, INC.


By:   /s/  Danny L. Pixler
Chief Executive Officer, and Director


By:   /s/  Anthony R. Russo
Chief Financial Officer, and Director

Dated:  November 14, 2003

                                   Exhibit 15


Letter of Rosenberg Rich Baker Berman & Company


                 To the Board of Directors and Stockholders of
                            Certified Services, Inc.

We have reviewed the accompanying consolidated balance sheet of Certified Services, Inc. and Subsidiaries as of September 30, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the nine month and three month periods ended September 30, 2003, and 2002. These financial statements are the responsibility of the Registrant's management.

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


/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
November 14, 2003




                                  EXHIBIT 99.1

                            CERTIFIED SERVICES, INC.

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

Date:  November 14, 2003

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

Date:  November 14, 2003

/s/     Anthony R. Russo
Chief Financial Officer

                                  EXHIBIT 99.2

                            Certified Services, Inc.;

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Certified Services, Inc. on Form 10-Q for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on November 14, 2003 (the "Report"), the undersigned, in the capacities and on the dates indicated below, each hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Certified Services, Inc.

Date:  November 14, 2003


/s/     Danny L. Pixler
Chief Executive Officer
Date:  November 14, 2003

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