Form 10-K
period 2003-12-31
CERTIFIED SERVICES INC
filed 2004-03-31
CIK 1118326

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

Annual Report under Section 13 or 15 (d) of the Securities Exchange Act 1934:
Fiscal Year Ended DECEMBER 31, 2003

Commission File Number:  0-31527

CERTIFIED SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0444079
State or other jurisdiction of incorporation	(I.R.S. Employer Identification
or organization)	Number)
5101 N.W. 21st Avenue, Suite 350
Fort Lauderdale, Florida	33309
(Address of Principal executive offices)	(Zip Code)

(Registrant’s Telephone Number Including Area Code):
(954) 315-2300

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:  COMMON STOCK, $.001 PAR VALUE

                Indicate by checkmark whether Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

                Indicated by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

                Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐

                Registrant’s revenues for the year ended December 31, 2003:  $78,510,210

                The aggregate market value of Common Stock held by non-affiliates (based upon the March 17, 2004 closing bid price for the common stock on the Bulletin Board of $1.00) at March 17, 2004 was approximately $5,482,811

                The number of shares of the Registrant’s common stock, $.001 par, outstanding as of March 17, 2004 was 9,547,811 shares.

                Documents incorporated by reference:  The Registrant’s Form 10-QSB for the quarterly period ended September 30, 2003 and filed with the Commission on November 18, 2003

                Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I

ITEM 1.	Description of Business

ITEM 2.	Description of Properties

ITEM 3.	Legal Proceedings

ITEM 4.	Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

ITEM 6.	Selected Financial Data

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 8.	Financial Statements and Supplementary Data

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9A.	Controls and Procedures

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

ITEM 11.	Executive Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

ITEM 13.	Certain Relationships and Related Transactions

ITEM 14.	Principal Accounting Fees and Services

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8K

SIGNATURES

-1-

CERTIFICATIONS

PART I

                Cautionary Note Regarding Forward-Looking Statements

                In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), Certified Services, Inc. (“Certified” or the “Registrant”) is hereby providing cautionary statements identifying important factors that could cause the Registrant’s actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Registrant herein, in other filings made by the Registrant with the Securities and Exchange Commissions, in press releases or other writings, or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will result,” “are expected to,” “anticipated,” “plans,” intends,” “will continue,” “estimated,” and “projection”) are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following:

(i)	Volatility of costs of workers’ compensation insurance coverage and profits generated from the workers’ composition component of the Registrant’s service offering under the Registrant’s loss sensitive workers’ compensation programs;

(ii)	volatility of state unemployment taxes;

(iii)	the uncertainties relating to the collateralization requirements related to as well as availability and renewal of the Registrant’s medical benefit plans, general insurance and workers’ compensation insurance programs for the worksite employees;

(iv)	uncertainties as to the amount the Registrant will pay to subsidize the costs of medical benefit plans;

(v)	possible adverse application of certain federal and state laws and the possible enactment of unfavorable laws or regulation;

(vi)	litigation and other claims against the Registrant and its clients including the impact of such claims on the cost, availability and retention of the Registrant’s insurance coverage programs;

(vii)	impact of competition from existing and new businesses offering human resources outsourcing services;

(viii)	risks associated with expansion into additional markets where the Registrant does not have a presence or significant market penetration;

(ix)	risks associated with the Registrant’s dependence on key vendors and the ability to obtain or renew benefit contracts and general insurance policies at rates and with retention amounts acceptable to the Registrant;

(x)	an unfavorable determination by the Internal Revenue Service or Department of Labor regarding the status of the Registrant as an “employer”;
- 2 -
(xi)	the possibility of client attrition due to the Registrant’s decision to increase the price of its services, including medical benefits;

(xii)	risks associated with geographic market concentration;

(xiii)	the financial condition of clients;

(xiv)	the effect of economic conditions in the United States generally on the Registrant’s business;

(xv)	the failure to properly manage growth and successfully integrate acquired companies and operations

(xvi)	risks associated with providing new service offerings to clients

(xvii)	the ability to secure outsides financing at rates acceptable to the Registrant

(xviii)	risks associated with third party claims related to the acts, errors or omissions of the worksite employees; and

(xix)	other factors which are described in further detail in this Annual Report on Form 10-K and in other filings by the Registrant with the Securities and Exchange Commission.

                    The Registrant cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of the Registrant. Any forward-looking statement speaks only as of the date on which such statements is made, and the Registrant undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

The Company

                    Certified Services, Inc. (“Certified”, “Company”, or “Registrant”)  is a holding company owning subsidiaries engaged in the professional employer organization (“PEO”) industry. Since 1995, the Registrant’s subsidiaries have provided clients with a broad range of human resources (“HR”) services encompassing payroll and benefits administration, employee record keeping and regulatory compliance, health and workers’ compensation insurance programs, risk management and worksite safety management. The Registrant services its client base from six locations with a staff of 200 internal employees. The Registrant’s clients are typically small and medium-size businesses having between 10 and 500 employees. Currently, the Registrant, through its wholly-owned subsidiaries, serve approximately 1,900 clients as measured by individual client Federal Employer Identification Numbers (FEIN) with approximately 53,000 active worksite employees in 32 states.

Company Milestones:

•	November 1, 2001	Control of Registrant Acquired
•	November 21, 2001	Acquired America’s PEO
•	June 12, 2002	Established Jacksonville Sales Center
•	July 1, 2002	Acquired The Cura Group, Inc.
•	September 1, 2002	Established Tampa Service Center
•	April 1, 2002	Acquired The PEO Operations of BACE International
•	February 17, 2004	Established Orange, California Service Center
- 3 -

The Registrant’s principal executive offices are located at 5101 N.W. 21st Avenue, Suite 350, Ft. Lauderdale, FL 33309. The Registrant’s common stock trades on the OTCBB market under the symbol “CSRV”.The Registrant’s registered agent in the State of Nevada is National Registered Agents of Nevada, Inc. and its transfer agent is Pacific Stock Transfer Company of Las Vegas, Nevada.

General

                The Registrant’s operating subsidiaries provide services to the client employees who work at the clients’ workplace. The services include human resources, payroll processing and outsourcing, and are designed to improve regulatory compliance,  productivity and profitability of its clients’ businesses by:

•	Allowing clients to focus on revenue-producing activities by relieving them of the time-consuming and complex burdens associated with employee administration, payroll processing and human resources;

•	Enabling clients to attract and retain employees, reduce work force turnover and promote long-term customer satisfaction by providing employment policies and practices, and health and retirement benefits to worksite employees along with human resources services commensurate to those only available in larger organizations on a cost-effective and convenient basis;

•	Improving the cash management of clients with respect to payroll-related expenses; and

•	Helping clients to better manage certain employment-related risks, including those associated with workers’ compensation, state unemployment taxes, effective worksite safety and claims management.

In providing these services, the Registrant becomes a co-employer of the worksite employees. Employment-related liabilities are contractually allocated between the Registrant and the client. The Registrant assumes responsibility for and manages the risks associated with: (i) the administration of worksite employee payroll; (ii) workers’ compensation insurance coverage; and (iii) compliance with certain employment-related governmental regulations. The client retains the worksite employees’ services in its business and remains responsible for compliance with other employment-related governmental regulations that are more closely related to worksite employee supervision. The Registrant charges its clients a service fee to cover the cost of certain employment-related taxes, workers’ compensation insurance coverage and administrative and field services. This service fee is invoiced to the client together with the salaries and wages of the worksite employees and the client’s portion of health and retirement benefit plan costs.

Recent Developments

Name Change of Operating Companies

                On March 11, 2004, the Registrant’s Board of Directors unanimously approved the change of the names of the Registrant’s operating subsidiaries to “Certified HR Services, Inc.” or such similar names. The Registrant’s Board also approved the consolidation and reorganization of the Registrant’s subsidiaries in order to reduce the number of the Registrant’s wholly owned subsidiaries to eliminate redundancies in filing regulatory compliance and promote paperwork reduction.

Brean Murray &Co., Inc.

                In January 2004, the Registrant retained Brean Murray & Co., Inc., a New York Stock Exchange Member (“BMCI”), as a corporate finance adviser, underwriter and investment banker for the purpose of locating potential acquisition, merger or business combination candidates. Among other monetary and compensatory fees, BMCI is entitled to receive 5% of the market capitalization, in cash and common stock, of the surviving entity for which BMCI was engaged to consummate a transaction.

Restructure of Obligations of Acquisition Two

                    On July 27, 2002, and during the fiscal year covered by this Report, the Registrant executed a Stock Purchase Agreement (the “Agreement”) with The Cura Group, Inc.,  The Cura Group II, Inc. and The Cura Group III, Inc., each Florida corporations (collectively “Cura”) and Alan B. Willard and Danny L. Willard, the sole shareholders of Cura (collectively, the “Shareholders”). The transaction was reported in the Registrant’s Form 8-K dated October 30, 2001 and filed on October 31, 2001. The Registrant agreed to acquire all of issued and outstanding shares of Cura’s common stock (the “Cura Shares”). For the purchase price of: (i) two million (2,000,000) shares of the Registrant’s common stock, $.001 par value, (ii) cash in the amount of $136,111; and (iii) two promissory notes to the Shareholders in the aggregate amount of $2,313,889 with interest at the rate of six percent (6%) per annum, payable in thirty-four (34) equal monthly installments commencing January 2, 2003 (the “Cura Notes”). On January 27, 2004, in an effort to reduce the amount of its debt servicing obligations, the Registrant and the Shareholders agreed to extend the terms of payment of the Cura Notes. Pursuant to this extension, the due dates of the Cura Notes were extended from October 2, 2005 to August 15, 2008.

Change of Management

                    In December 2003, Anthony R. Russo resigned as the Registrant’s Director, Chief Financial Officer and Treasurer. Pursuant to Written Consent to Action by the Board of Directors, Mr. Russo was replaced on the Registrant’s Board of Directors by Judson Wagenseller. Richard M. Steen will serve as the Registrant’s Chief Financial Officer on an interim basis and act as the Registrant’s Treasurer.

                    As reported in the Registrant’s Form 8-K filed on January 23, 2004, and pursuant to the Written Consent to Action of the Board of Directors, O. Raymond McCartha resigned as a member of the Registrant’s Board of Directors and was replaced by Eugene M. Weiss.

Sale of Series B Preferred Stock

                From September 30, 2003 to December 31, 2003, pursuant to a Subscription Agreement, the Registrant sold 350 shares of its Series B Preferred Stock, par value $.001 per share (the “Series B”) to Midwest Merger Management, LLC (“Midwest”) for $3,500,000 in the form of an irrevocable letter of credit. Pursuant to the terms of the Subscription Agreement irrevocable letters of credit in favor of an  unrelated third party insurer (the “Insurer”) of the Registrant issued by a member bank of the United States Federal  Reserve System that are  accepted  by the  Insurer in lieu of cash,  are  deemed  consideration acceptable to the Registrant. The Subscription  Agreement further provides that should the issuing  financial  institution of any letter of credit presented by Midwest fail to automatically renew a letter of credit, Midwest must replace such letter  of credit with one equally acceptable to CSRV or with cash forthwith, for as long a period as the Registrant requires. In consideration for the cash and additional consideration, the Registrant agreed to issue to 350 shares of Series B Preferred Stock, $.001 par value per share (the “Series B Shares”).

                The principal rights and preferences of the Series B Shares are set forth in Item 12. Security Ownership of Certain Beneficial Owners and Managers.

Sale of Series D Preferred Stock

                From September 30, 2003 to December 31, 2003, the Registrant sold 300 shares of its Series D Preferred Stock for $3,000,000 in cash capital contributions from Midwest. The Registrant’s risk manager executed a Marketing Organization Agreement with Central Leasing Management (“CLM”).

                The following is a summary of the principal rights and preferences of the Series D Shares:

                1. Voting: The Series D Shares, which vote together as a single class with the shares of the Registrant’s common stock on all matters, are entitled to 10,000 votes for each share of Series D held by Brentwood. Accordingly, the Series D Shares are entitled to 3,000,000 votes;

                2. Liquidation: Upon any liquidation, dissolution or winding up of the Registrant, whether voluntary or involuntary, the holders of the Series D Shares shall be entitled to a priority return of their respective investment or reimbursement therefore, on a dollar for dollar basis.

                3. Dividend Provisions:  The holders of the Series D are not entitled to receive any dividends.

                4. Conversion: The holders of the Series D after one (1) year from the date of issuance, are able to convert the shares of Series D on the basis of 12,500 shares of the Registrant’s common stock for each share of Series D.

                5. Redemption:  After ten (10) years from the date of issuance of the Series D (the “Anniversary Date”), the Registrant may (i) redeem all of the Series D at a price per share of 75% of the closing price for the 20 days immediately prior to the Anniversary Date each for 12,500 shares of the Registrant’s common stock; (ii) exchange 12,500 shares of the Registrant’s common stock for each share of Series D; (iii) renew the conversion terms for an additional five (5) years; or (iv) any combination of the above.

Sale of Series E Preferred Stock:

                From September 30, 2003 to December 31, 2003, the Registrant sold 100 shares of its Series E Preferred Stock to Midwest for $1,000,000 in the form of a surplus loan agreement with Providence Property and Casualty Insurance Company (“Providence”) for the benefit of the Registrant’s subsidiaries’ workers’ compensation coverage in various states.

                The following is a summary of the principal rights and preferences of the Series E Shares:

                1. Voting: The Series E Shares, which vote together as a single class with the shares of the Registrant’s common stock on all matters, are entitled to 10,000 votes for each share of Series E held by Midwest. Accordingly, the Series E Shares are entitled to 1,000,000 votes;

                2. Liquidation: Upon any liquidation, dissolution or winding up of the Registrant, whether voluntary or involuntary, the holders of the Series E Shares shall be entitled to a priority return of their respective investment or reimbursement therefore, on a dollar for dollar basis.

                3. Dividend Provisions: The holders of the Series E are not entitled to receive any dividends.

                4. Conversion: The holders of the Series E after one (1) year from the date of issuance, are able to convert the shares of Series E on the basis of 12,500 shares of the Registrant’s common stock for each share of Series E.

                5. Redemption:  After ten (10) years from the date of issuance of the Series E (the “Anniversary Date”), the Registrant may (i) redeem all of the Series E at a price per share of 75% of the closing price for the 20 days immediately prior to the Anniversary Date each for 12,500 shares of the Registrant’s common stock; (ii) exchange 12,500 shares of the Registrant’s common stock for each share of Series E; (iii) renew the conversion terms for an additional five (5) years; or (iv) any contribution of the above.

Re-Measurement of Obligations of Acquisition Three

                As reported in the Registrant’s Form 8-K dated July 10, 2003, the Registrant acquired all of the professional employer, staff leasing, payroll and human resources services companies with the exception of StaffAmerica (the “PEO Operations”) from BACE International, Inc., a North Carolina corporation (“BACE”). Subsequent to the consummation of the acquisition of the PEO Operations, the Registrant determined that the liabilities of the PEO Operations exceeded the assets reported in the audited and interim financial statements of the PEO Operations by the amount of $14,300,000. Pursuant to the Stock Purchase Agreement by which the Registrant acquired the PEO Operations, the Registrant is entitled to offset these liabilities against any payments of the purchase price to BACE. Accordingly, since the undisclosed liabilities of the PEO Operations exceed the amounts due to BACE under the acquisition debt and promissory note by approximately $3,000,000, the Registrant has re-measured the nature of the liability so that $6,856,000 is to be stated as a contingent liability. Moreover, on November 24, 2003, the Registrant commenced an action against BACE and its sole shareholder, William L. Baumgardner, to seek the determination of an offset against the purchase price for PEO operations. For more information, see Item 3 “Legal Proceedings”.

NARRATIVE DESCRIPTION OF BUSINESS

Overview of Client Services

                The Registrant offers a broad range of services including payroll processing and reporting, payroll tax remittance and reporting, human resources administration, employee benefit services administration, risk management, workers’ compensation services, as well as optional retirement and health care programs.

                To begin the relationship with a client, the Registrant requires all clients to enter into the Shared Employment Agreement (“SEA”). The SEA is for an initial term of one-year subject to termination by the Registrant or the client upon thirty days written notice, and subject to immediate termination by the Registrant for non-payment by the client of payroll services, fees or taxes. In some cases, the Registrant may require the owners of a client to either personally guarantee the client’s obligation under the SEA, or maintain a security deposit with the Registrant.

                The Registrant charges a service fee that includes a mark-up on its administrative cost. The service fee is billed concurrently with the clients’ periodic invoice for gross payroll, payroll tax, workers’ compensation coverage, cost of benefits including health and retirement benefit plan costs. If the client has requested additional consulting on specific matters not covered by the SEA, that charge would be added as a separately invoiced item. The fee is determined by and between the Registrant and the client on a client by client basis and the components of the pricing include: number of work-site employees, workers’ compensation risk and historical losses of the client, credit checks, industry type, extent of services provided and gross profit impact.

                The SEA also establishes the Registrant’s responsibility to include the “business of employment,” by establishing an employment relationship with the work-site employees. Thereby, the client is provided with the manpower, time and other resources necessary to better manage its business. The Registrant assumes the responsibility of personnel administration, liability for payment of wages and their related tax payments, compliance with rules and regulations governing the reporting as well as the filing of state and federal payroll tax returns and providing the administration of benefits, workers’ compensation compliance and unemployment claims.

                The client maintains responsibility for the direction and control of the activities at the workplace, equity-based compensation and for severances, bonuses and commissions, although payment is generally made through the Registrant.

                As part of the SEA, the Registrant requires each of its clients to acknowledge that it is the financially responsible party in those aspects of the relationship where the client has retained exclusive control. The client promises to indemnify and hold harmless the Registrant for claims, damages and costs associated with the following: damage to client’s property by a leased employee under the direction and control of the client; claims against the Registrant relating to any person employed by the client outside the PEO relationship; regulatory violations associated with EEOC, OSHA, ADA, discrimination and other such laws, where the client has exclusive control of the workplace; employee benefit matters where the client has provided the benefit outside the SEA; misappropriation of any employee funds by the client; theft by a leased employee engaged in the client’s business and under the direction and control of the client and matters pertaining to collective bargaining agreements to which the Registrant is not a party.

                Once the client is aboard with an executed SEA, the client is assigned to a ‘Client Response Specialist’ or (“CRS”) within the Registrants’ customer service department. The role of the CRS is to support the client as their first point of contact for questions, problem resolution and to facilitate orders for non-recurring services. The CRS undergoes extensive internal training regarding the products and services of the client to manage the needs of the client.

                With respect to those service requests that are beyond the scope of the CRS, the CRS will forward the request to the appropriate individual within the organization using the Registrants’ proprietary software.

The Registrants’ customer service software platform automates the assignment, status reporting and resolution of client service requests. The system assigns service requests to the appropriate representative of the Registrant with the creation of a service order ticket. The CRS will follow the service ticket to insure that the service order has been completed in a manner that is timely and satisfactory to the client.

                The following PEO services are offered by the Registrant:

•	Risk Management and Claims Management Services
•	Payroll and Tax Administration Services
•	Human Resources Services
•	Employee Benefit Services

Risk Management and Claims Management Services

                The Registrant offers risk management services that are designed to control incidence, frequency and severity of work related injuries.

                The Registrant’s worksite safety department is highly motivated to implement innovative and effective safety programs designed to contain the incurrence of and the cost of workers’ compensation claims. The Registrants’ safety department performs the following specific claim cost containment services:

•	Customized return to work programs that fit the customer’s worksite;
•	Developing a customized safety manual;
•	Assist the underwriting of prospective new business by identifying and quantifying the risk profile of the client through an analysis of historical claim loss, commitment to safety by client management and performing on site inspections of worksite safety conditions;
•	Jobsite inspections to identify the risk of loss and/or unsafe conditions with recommendations for improvements;
•	Assisting with OSHA, DOT and other regulatory compliance and record keeping;
•	Establishing a Drug-free workplace programs;
•	Developing restricted duty return to work programs;
•	Providing complimentary consultation regarding property, general liability and miscellaneous risk exposure;
•	Providing an ergonomics review where appropriate;
•	Provide workplace safety training to client management and worksite employees with emphasis on incentive based safety rewards.

The claims management department performs key functions to control the cost of incurred claims. The claims department is located in the Tampa service center. During 2003, the Tampa data center implemented the Prognos claims management software platform. Prognos is a recognized leader in claims management software capable of meeting the full needs of a large organization. Prognos is designed and functions to automate the entire claims process from the first report of injury through final closure of the claim and will efficiently facilitate the following functions:

•	Investigating accidents;
•	Tracking and reporting of client claims experience to facilitate corrective measures of existing worksite safety programs if necessary.
•	Review billing and statutory limitations for medical claims to prevent overpayment to providers;
•	Assure that injured employees receive appropriate and timely treatment;
•	Follow-up with doctors and injured employees;
•	Reviewing losses and offering recommendations to prevent reoccurrence;
•	Post accident drug testing.

The comprehensive approach of the risk management department through its underwriting process of new business, proactive worksite safety engineering and active claims management ensures that costs related to the Registrants’ workers’ compensation program are managed and minimized.
- 9 -

Payroll and Tax Administration Services

                The Registrant handles the entire payroll process for the worksite employees. The Registrant is centralizing the processing of payrolls to the Ft. Lauderdale general headquarters to maximize productivity. The Ft. Lauderdale payroll center has current processing capacity in excess of 200,000 paychecks per week. The Registrant utilizes the HR Pyramid, formerly known as ‘ScorPEO’, payroll software system for processing internal and external payrolls. The ScorPEO system is a leading payroll software designed specifically to meet the needs of the PEO industry.

                The primary strategic objective of payroll delivery to the client is to maximize the velocity of the payroll process. To achieve maximum velocity, the Registrant offers and encourages clients to submit payroll data via electronic transmission to the Ft. Lauderdale center. Clients can utilize one of several technology-based tools such as spreadsheet interface, time clock import, file transfer and web based entry. These methods offer several advantages to both the client and Registrant over the traditional ‘fax in’/ manual keystroke entry of payroll. Electronic transmission greatly reduces the processing time dedicated to the payroll and eliminates most if not all errors related to manual entry. The strategy increases the satisfaction of the customer by knowing that their payroll is delivered quickly and accurately. The Registrant benefits from reduced processing time and reduced post payroll error correction.

                To deliver web based payroll processing, the Registrant offers ScorPEO Web, an Internet payroll delivery platform. ScorPEO Web allows customers to enter payroll and print reports via the Internet. To access ScorPEO Web, customers log on to the Registrant’s website,ScorPEO.teamcura.com. Once at the website, customers enter into a client only password protected portion of the site and gain access their customized web portal for payroll entry.

                As a part of the payroll service, the Registrant delivers to the client a complete payroll tax deposit and filing service. Functionally, the Registrant collects the full amount of payroll taxes from the client with each invoice. During 2003 the Registrant implemented the industry leading “Mastertax” software platform to facilitate payroll tax compliance by the Registrant.

                All of the above systems are backed-up at our Tampa, FL facility with both processing and systems software capabilities. Should a natural disaster occur at either facility, no stoppage of processing would occur and the client would never suffer from such an event.

                Additional services offered by the payroll department include: employee benefits reports, direct deposit, maintaining vacation or sick pay accruals, providing payroll reports such as labor distribution and overtime reports, workers’ compensation reporting,  and overall maintenance of payroll records.

Human Resources Services

                The Registrant handles human resource (‘HR’) functions for the client as it relates to unemployment matters, personnel matters and compliance with the ever-changing federal and state laws.

                The Registrant provides guidance on employment related matters, such as substance abuse awareness, sexual harassment awareness, employment law training, wage and hour compliance, employment discrimination awareness and civil rights awareness. Also provided by the Registrant’s human resource department is the administration of human resource records and the management of unemployment claims.

                At the request of the client, the Registrant provides customized consulting services on such focused issues as workplace safety, non-discrimination, employer liability and payroll reporting compliance matters. Additional services offered on a request basis include: customizing employee handbooks specific to the client, creating job descriptions, performing background checks, recruiting and hiring new employees, providing performance appraisal forms, recommending out-placement services, offering compensation, wage and salary guidance, drug testing, providing procedures for discipline and discharge of employees and assisting clients with employee relations, from counseling to grievance administration.

                The Registrant’s unemployment services department processes state unemployment claims as they relate to the work-site employees. The Registrant, from time to time, determines unemployment claims to be unwarranted. In those cases, the Registrant will file the necessary protest as allowed in the various states regulatory procedures.

Employee Benefit Services

                The Registrant is able to offer affordable employee benefits programs that would be otherwise unavailable to the client and work-site employees. The Registrant is able to provide this due to its collective size, which provides a certain level of buying power that the clients cannot achieve themselves.

                Additional products offered by the Registrant’s benefits department include: dental insurance, short and long-term disability insurance, life insurances, accidental death and dismemberment insurance, group medical and health insurance options such as PPO, POS and HMO health plans, prescription card and vision, employee assistance plans, job counseling and educational benefits, and group rates for legal services.

                The benefits department offers to its clients a comprehensive benefits administration service on behalf of benefit plans sponsored by the Registrant or the client. As administrators, benefits representatives maintain all aspects of the clients’ benefit plans on the ScorPEO platform. Benefits specialists located at the Registrants’ three service centers perform the following benefit plan services:

•	Benefits enrollments and terminations on behalf of worksite employees;

•	Monthly reconciliation and payment of benefit provider invoices;

•	Cobra administration.

                The Registrant offers a multiple employer 401(k) deferred compensation plan. As a multiple employer plan, the Registrant’s work-site employees can customize the plan characteristics such as rules of eligibility and employer matching contributions to suit their needs. Dependent care spending account and flexible care spending accounts, along with Section 125 cafeteria plans, are also offered to employees. There may be certain risks associated with the administration of client-based plans that the Registrant considers to be in the normal course of business and not a material exposure to its operations. Each individual small business’s cost of establishing and administering this range of plans would be prohibitive. However, due to economies of scale, PEOs can sponsor and offer these plans at an affordable cost.

                Participation in any Registrant benefit plan is based on eligibility of the employee. The Registrant is the plan sponsor, and as such pays costs and premiums, negotiates the plans, maintains the plans in accordance with local and federal guidelines and is the interface for enrolled employees.

Other Products and Services

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

New Business Development

                The Registrant segregates the Business Development Department into Business Development Communities (BDC’s). Each of these BDC’s will be accountable for gross profit margins (net profit as the model matures), quality and growth. The five BDC’s are:

- 11 -
•	Professional Employer Organization BDC
•	Small Business Success BDC
•	Human Resources Outsourcing (HRO) BDC
•	Global Services BDC
•	Supplemental Community Support Services BDC

                The Registrant builds a community that will provide services for the Registrants’s clients and their employees that will not be easily replaced by a single provider. Clients will be extremely reluctant to move to multiple providers. Over the years, the most critical component of the Registrant’s services has proven to be the seamless, single source provision of human resource services.

Sales and Marketing

                The Registrant markets its services through an internal sales force, a commission-based sales force and through several customized market arrangements. The internal sales group and commission-based sales associates provide leads to the Registrant. At this time, the Registrant does not require its various commissioned sales associates to be exclusive agents, although some of the larger producers have signed exclusivity agreements with the Registrant. In addition, the Registrant initiates oversight and marketing meetings with all of its commission-based associates at its headquarters several times each year.

                Submissions generated from the Registrant’s sales efforts are then qualified through the “New Business Development” department. A thorough evaluation of each submission includes the following:

•	Workers’ compensation claims loss history for the previous five (5) years;

•	Credit evaluation;

•	Payroll and jobsite functional analysis including workers’ compensation class code analysis and current workers’ compensation declaration page;

•	Benefits under consideration by the client;

•	Proposed client pricing.

                Once the prospect has met the underwriting criteria and accepted the service pricing, the Vice President of Sales will approve the preparation of a Shared Employment Agreement (“SEA”). Final approval of the client is required by the President and the Chief Risk Officer to confirm that the client has met the Registrants’ client selection guidelines. Once the final approval is granted, the SEA is delivered to the customer for execution.

E-Commerce and Advertising

                The Registrant anticipates expanding the use of its technology in the very near future. As a marketing tool, the Registrant plans to use its web site, CuraGroup.com, to be a showcase of the prowess of the Registrant’s software systems, as well as the ability to deliver payroll and human resource services directly to a customer’s desktop. At TeamCura.com, customers and their employees can access employment training courses, make benefit changes, perform payroll processing as well as gain access to employer forms and publications. The Registrant’s near term plans are to implement additional on-line services, product and services purchase capacity with a browser of integrated services

                The Registrant does not engage in significant advertising activities.

Information Technology

                The Registrant has invested in the development and maintenance of its integrated and comprehensive software system with its high-end hardware and facilities. The Tampa, FL service center with its state of the art data facility serves as the hosting site for the Registrant’s office and production software programs. The software applications are delivered from Tampa to the other locations of the organization via ‘Terminal

Server’ technology over a wide area network. The Tampa data facility features fire control systems, redundant power supplies and temperature controls to maintain overall system integrity. The investment has provided the Registrant with a hosted information/software delivery system capable of servicing its current needs as well as anticipated future expansion.

                The Registrant delivers the payroll processing system via dual Dell Poweredge 8450 client servers with four (4) Pentium III Xeon microprocessors each (upgradeable to 8 microprocessors each) with Dell Powervault 220S disk storage array enclosures that hold 14, 73-gigabyte disk drives for a total of 1022 gigabytes of disk storage.This configuration does scale to meet the growth plans of the Registrant by processing in excess of 800,000 paychecks per month.

                The Registrant has implemented Great Plains Edition on MS SQL as its financial information system and reporting software platform. Great Plains provides the Registrant with a scaleable and technologically sophisticated accounting and financial reporting platform which integrates with the Registrant’s licensed payroll processing system.

The PEO Industry

                The PEO industry has grown significantly since its start in the late 1980’s, with the last decade showing significant growth due to the number of small and medium size client businesses purchasing the diverse services offered by the PEO industry.

                The industry has seen a significant evolution of the manner in which a successful PEO conducts its business. The PEO of 2004 and beyond will become the provider of value added services rather than the traditional wholesaler of inexpensive insurance products. Today’s successful PEO is a marketplace of services related to human resource and benefits administration, employer regulatory compliance and risk management.

                The Registrant believes the growth trend of the industry will continue. Several key factors it believes are driving the demand for PEO growth include:

•	The increasing need for companies to attract and retain superior workers by providing a greater amount of employee benefits products, services and insurance at affordable prices.

•	The increasing complexity of state and federal taxation filings and regulatory issues.

•	The increased recognition and acceptance of PEO’s by regulatory authorities.

•	The increasing expense associated with employee litigation and safety in the workplace.

•	The increasing technical expertise required to manage human resource departments.

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

                The industry has benefited from The National Association of Professional Employer Organizations (NAPEO), which was formed in 1985 and is the oldest association representing the interests of professional employer organizations. Serving more than two million employees, this organization has helped set standards for fiscal responsibility of its member PEO’s.

Competition

                According to NAPEO, the PEO industry currently has about 800 companies with between 2-3 million worksite employees with annual payrolls of $43 billion. The Registrant believes that there are several large national PEO’s with annual client payrolls exceeding $500 million. The Registrant considers its primary competition to be national and regional PEO providers, independent insurance agencies and the human resource departments of potential customers.

                At an estimated 2% market penetration, the PEO industry overall has significant room for all participants to advance. The Registrant does experience some price and product competition from other national and regional PEO’s. The PEO’s that are considered the Registrant’s national and regional competition include Administaff, Inc., Gevity HR, Inc.. and Presidion Solutions, respectively.

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

                Since the Registrant is a provider of workers’ compensation insurance, competition also comes in the form of independent insurance agents. In some cases, sales prospects have a valued relationship with their insurance agent. The PEO relationship would represent a discontinuance of service with their agent for purposes of workers’ compensation coverage. In cases such as these the Registrant must convince the sales prospect that value added services of the PEO relationship would represent a sound business decision.

EMPLOYEE BENEFIT PLANS

                 The Company provides coverage under various regional medical benefit providers. These plans are all fully insured plans in the various client companies name. The Company assumes no liability for any of these products.

Other Health Benefit Plans

                 The Company’s dental plans, which include both a PPO and HMO offering, are primarily provided by Aetna for all client employees who elect coverage. All dental plans are subject to guaranteed cost contracts that cap the Company’s annual liability.

                In addition to dental coverage, the Company offers various other guaranteed cost insurance programs to client employees such as vision care, life, accidental death and dismemberment, short-term disability and long-term disability. The Company also offers a flexible spending account for healthcare and dependent care costs.

401(k) PLANS

                 The Company offers a 401(k) retirement plan, designed to be a “multiple employer” plan under the Internal Revenue Code of 1986, as amended (the “Code”) Section 413(c). This plan design enables owners of clients and highly-compensated client employees, as well as highly-compensated internal employees of the Company, to participate. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act (“ERISA”).

WORKERS’ COMPENSATION PLANS

                 The Company has had a loss sensitive Workers’ Compensation insurance program since December 31, 1996. The program was insured by CNA Financial Corporation (“CNA”) from December 31, 1998 through June 30, 2003. Under the guidance of the Company’s Risk Manager (Midwest), the Company has diversified its  programs consisting of several carriers including Union American Insurance Company, Providence Property and Casualty Company, Imperial Casualty and Indemnity Company and Cascade National Insurance Company. Through this diversification, the Company has achieved a spread of risk. The insured loss sensitive programs provides fully funded insurance coverage for claims incurred in each plan year but which may be paid out over future periods. In states where private insurance is not permitted, client employees are covered by state insurance funds.

                The insured loss sensitive programs provide a sharing of risk between the Company and the respective Carriers. As part of these programs, the Company has individual stop loss coverage at $1.0 million per occurrence. In addition, the Company had aggregate stop loss coverage for individual claims though June 30, 2003. The actual premium payable is determined based on the industries serviced by the Company, estimated wages and the losses incurred under the programs.

                The 2003 Workers’ Compensation insurance program provides for a sharing of risk between the Company and its Carriers whereby the Carriers assume risk in a least two areas within the program: (i) individual claim stop loss insurance risk; and (ii) premium payment credit risk.

                With respect to the individual claim stop loss insurance risk, the Company, through its Risk Manager (Midwest), is responsible for paying to its Carriers claim amounts related to the first $1.0 million per occurrence. Claim amounts in excess of $1.0 million per occurrence are insured through the Carriers. The Company remits weekly premium and incurred loss payments through its Risk Manager (Midwest) to its Carriers.

                Finally, with respect to the premium payment credit risk, this program is a fully insured policy written by the Carriers. If the Company were to fail to make premium payments to the Carriers as scheduled, then the Carriers would be responsible for the payment of all losses under the terms of the policy. The Carriers require the Company to provide adequate collateral related to premium payment credit risk. The required collateral is provided in a form of cash, short-term investments and letters of credit placed into a trust account.

                The company, through payments to its Risk Manager, has provided collateral to each of the insurance carriers based on the carrier’s total projected claims covered under each program. The payment of first year claims by the Company and premium payments to fund claims to be paid by the carriers reduce the total collateral required to be provided by the Company.

                The 2003 program year is subject to final audit of 2004, and may be subject to further collateral adjustments at that time.

Market Segments and Customer Selection

                The Registrant is oriented to becoming a full service HR management company focused on providing value added employer and employee services to the customer. The Registrant believes that this strategy provides a long-term approach to success with controlled risk. The Registrant is subject to downturns in economic conditions but believes that through its diversification of risk and industries, such downturns would have minimal economic impact on the Company.

Market Segments

                The following table displays the Registrant’s client base by industry grouping for the year-ended December 31, 2003:

CATEGORY	PERCENTAGE

Transportation	20.30
Services(1)	18.60
Professional	12.21
Hospitality	12.48
Construction	10.19
Manufacturing	9.87
Retail	6.94
Agricultural	4.23
Healthcare	2.69
Other	2.49

Total	100.00

(1)	Services consist primarily of businesses in the following: non-emergency medical, building maintenance, janitorial, plumbing, tow truck operation, driver training instruction, and home nursing.

Customer Selection

                The Registrant typically markets its services to small to mid-size businesses. The Registrant avoids marketing to industries it feels have a high risk of injury, including: occupations that require exterior work performed in excess of two stories, transportation companies that specialize in hazardous materials, amusement parks, circuses, occupations that pose a significant occupational disease hazard (such as asbestos removal), construction of dams or bridges, firemen, police officers or armed security guards, and any occupation that requires working with munitions, explosives, fireworks, fuses, dynamite, nitroglycerine or any other product used in the construction of these devices. The Registrant rejects sales prospects with poor to marginal credit and/or high incidence of workers’ compensation claim count or losses.

                The Registrant reviews all of its clients on a weekly basis for workers’ compensation risk or loss activity, the client’s actual gross profit compared to plan and the client’s payment status. In addition to these standard reviews, the payroll and human resources departments provide the review committee with details of any peculiar problems that might pertain to a client.

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

                The Registrant estimates its retention since inception in 1997 has been approximately 90%. The Registrant has enjoyed this estimated high retention due to its high level of service and controlled growth. A detailed “account-tracking recap” is being established to keep accurate records of new customers and terminated or lost customers, as well as the reasons therefore which include: cost of service, sale, merger, client business failure, and competition from other PEO’s or business service firms.

Government  Regulation

                Numerous federal and state laws and regulations relating to employment matters, benefit plans, tax payments and tax filings affect the Registrant’s operations. By entering into a co-employer relationship with its clients, the Registrant assumes certain obligations and responsibilities as an employer under these laws. The Registrant relies on the guidance of outside legal and other professionals to remain in compliance with laws at the federal, state and local levels.

                Various state governments have enacted laws to regulate the PEO industry. The Registrant maintains a compliance department to actively review PEO licensing and registration requirements of each state within which it operates. This compliance department manages the following activities:

•	Prepare and file applications for initial license or registration as a PEO to a new state that the Registrant wishes to operate.
•	Maintain compliance with existing regulatory requirements for states in which the Registrant has an active license or registration.
•	Prepare and file quarterly and/or annual reports as required.

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

                The Registrant assumes responsibility for compliance with the Consolidated Omnibus Budget Reconciliation Act of 1986 (COBRA), the Health Insurance Portability and Accountability Act (HIPAA), state worker’s compensation laws, the Federal Income Contribution Act (FICA), the Federal Unemployment Tax Act (FUTA), all federal, state and local income tax withholding provisions.

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

                The Registrant mandates a review of the many and sometimes-complex compliance matters as is applicable with Federal and state statutes and regulations. Whether or not a state has licensing, registration or other compliance requirements, the Registrant faces a number of other state and local regulations that could impact its operations. The PEO industry’s legal and regulatory foundation is not codified in all 50 states. Because of that, the Registrant engages outside licensing professionals to help maintain its working relationships with the state regulatory authorities in states where it operates as well as keeping the Registrant abreast of the on-going changes in the licensing, registration and regulatory matters.

Worksite Employees

                As of December 31, 2003, the Registrant served an estimated 1,700 clients, each with an average of approximately 40 employees, for a total of approximately 47,000 work-site employees. The Registrant had oversight of approximately $933 million of payroll and related costs, throughout 32 states, Puerto Rico and Washington, DC. The Registrant operates two primary service centers, located in Ft. Lauderdale, FL and Tampa, FL each staffed with personnel to perform payroll, human resources, information processing, sales, service and general administration. The Registrant operates sales and customer support offices in Cherry Hill, NJ, Dallas, TX Apopka, FL and Orange, CA.

Internal Employees

                As of December 31, 2003, the Registrant had approximately 200 direct employees. None of the Registrant’s direct employees is a party to a collective bargaining agreement. The Registrant believes its relationships with its direct employees are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

                The Registrant’s primary operations, including all cash management, treasury and finance, are conducted from its 17,000 square foot headquarters located in Fort Lauderdale, Florida. The Registrant’s current lease expires in October, 2008. In addition, the Registrant leases a 16,000 square foot facility Tampa, Florida service center to provide secondary support as well as primary Information Technology functions. This lease expires in September, 2010.

                As of December 31, 2003, the Registrant also leases space as required in Texas, New Jersey and New York. The Registrant believes that its branch office leases, which typically have terms of 1 to 5 years, can either be renewed under acceptable terms or that replacement properties, under acceptable terms can be based without significant cost to the Registrant. The Registrant believes that its current facilities are adequate for the purposes for which they are intended and that they provide sufficient capacity to accommodate the Registrant’s current and prospective expansion plans.

                The Registrant also leases company vehicles and housing, postage meters, computer equipment and software, furniture, copiers and telephone equipment from various vendors at competitive commercial lease rates.

ITEM 3.  LEGAL PROCEEDINGS

American HR Holdings, Inc. v. BACE International, et al.

                On November 24, 2003, the Registrant’s wholly-owned subsidiary, American HR Holdings, Inc., (“AmerHR”), filed a Demand for Arbitration with the American Arbitration Association located in Miami, Florida against BACE International, Inc. (“BACE”) and BACE’s sole shareholder William L. Baumgarder. The claim stems from the Registrant’s acquisition of BACE’s PEO operations and an understatement in liabilities set forth within the financial statements provided by BACE in the amount of $14,300,000. AmerHR seeks indemnification from BACE and Baumgardner from any losses resulting from these misstatements and to offset the purchase price of the PEO operations in the amount of $14,300,000 as provided within the Stock Purchase Agreement for PEO operations. BACE and Baumgardner filed applications to cease arbitration the proceedings which applications were denied by AAA. A panel has been selected by the parties.

Continental Casualty Company et al v. The Cura Group, Inc.

                On October 9, 2003, an action entitled Continental Casualty Company et al. v. The Cura Group, Inc. was served against The Cura Group, Inc., the Registrant’s operating subsidiary (“Cura”). The action was filed in the United States District Court, Southern District of Florida. The plaintiffs allege that the letters of credit provided to satisfy Cura’s workers’ compensation collateral obligations in the amount of $37,720,000 were not authentic and demand replacement of the collateral. On November 11, 2003, the plaintiffs withdrew their motions for injunctive relief against Cura. The parties have since stipulated to a stay of the proceedings. The Registrant and Cura filed their answer, affirmative defenses and counterclaims against the plaintiffs on October 31, 2003. The counterclaims allege that CNA imposed arbitrary and falsely inflated premiums and collateral requirements on Cura and that CNA misrepresented Cura’s payroll, status of operation and client base in order to increase premiums and collateral requirements. The Registrant believes that it will resolve the forgoing matter without a materially adverse affect upon its financial condition.

Prairie Capital Mezzanine Fund, L.P., et al. v. BACE International Corporation, et al.

                On November 10, 2003, the Registrant and its subsidiaries, American HR Holdings, Inc. (“AmerHR”) and The Cura Group II, Inc. (“Cura II”), were served with a citation and petition in a suit entitled Prairie Capital Mezzanine Fund, L.P., et al. v. BACE International Corporation, et al. in the Texas District Court, Tarrant County.  Also named in the action was William L. Baumgardner, the sole shareholder of BACE International, Inc. (“BACE”). The Plaintiffs are seeking repayment ofpromissory notes in the aggregate amount of $6,905,946, with interest, made by BACE in connection with BACE’s prior acquisition of American Staff Resources Corporation, and its affiliates (“ASR”), which are currently operating subsidiaries of the Registrant. The Registrant asserts that the obligations set forth within the Plaintiffs' complaint were never assumed by the Registrant, AmerHR or Cura II and that BACE's misstatements of liabilities in the approximate amount of $14,300,00 exceed the relief the Plaintiffs are seeking. The Registrant, AmerHR and Cura II intend to defend the action vigorously and have filed a motion to dismiss the action for lack of personal jurisdiction.

Injured Workers’ Insurance Fund  v. America’s PEO, Inc./Omni Financial Services, Inc.

                The Injured Workers’ Insurance Fund of the State of Maryland commenced an action in the Circuit Court of Baltimore for the collection of outstanding premiums against the Registrant’s inactive wholly-owned subsidiaries America’s PEO, Inc. and Omni Financial Services, Inc. in the amounts of $308,463 and 95,410 respectively. The companies have opposed the basis of the plaintiff’s audit and the amounts sought therein. The action is currently in the discovery process. The Registrant believes that this matter falls within the coverage it procures from Midwest.

Continental Casualty Company, et al. v. Omni Financial Services, Inc.

                The Registrant’s inactive subsidiary Omni Financial Services, Inc. (“Omni”) was served as a defendant in the action entitled Continental Casualty Company v. Omni Financial Services, Inc.   CNA, on behalf of the New Jersey Assigned Risk Plan, has alleged that Omni owes CNA $734,459 for premiums on workers’ compensation coverage. Omni has filed an answer and the action is currently in the discovery process. The Registrant believes that this matter falls within the coverage it procures from Midwest.

-19 -
Granite State Insurance Co., et al. v. Ujex, Inc., et al.

                The Registrant’s inactive subsidiaries America’s PEO, Inc. (“APEO”) and Omni, and the Registrant’s affiliate shareholder Paul Hopkins were named as defendants in a case entitled Granite State Insurance Co., et al. v. Ujex, Inc., et al. in the Superior Court of New Jersey, Morris County. The plaintiff alleges fraud, conspiracy and breach of contract and seeks the denial of all insurance obligations, treble damages for any compensatory and consequential damages, punitive damages, plus fees and expenses. APEO, Omni and Hopkins have filed a motion to dismiss the plaintiff’s claims, which is currently pending.

Core Employer Services, Inc., et al. v. ABP Group, Inc. and William L. Baumgardner
                Core Employer Services, Inc. (“Core”) commenced an action against the Registrant’s wholly owned subsidiary ABP Group, Inc. (“ABP”) in an action captioned Core Employer Services, Inc. et al. v. ABP Group, Inc. and William L. Baumgardner. Core alleges that ABP and Baumgardner owed Core unpaid commissions in the amount of $4,833,823.87. ABP denies all of Core’s allegations and asserts that Core has failed to meet its contractual obligations and intends to vigorously defend the action. The action is currently in the discovery stage.

                The Registrant is a party to certain pending claims that have arisen in the normal course of business, none of whichin the opinion of management, is expected to have a material adverse effect on the consolidated financial position or results of operations if adversely resolved.

                 From time to time the Registrant is made a party to claims based upon the acts or omissions of its client companies’ work site employees. The Registrant, through its Shared Employment Agreements with its client companies, believes that the clients are ultimately liable for the acts of these work site employees and vigorously defends such claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                Neither during the fourth quarter of the fiscal year ended December 31, 2003, nor at any time since becoming a publicly owned company in September 2000, did the Registrant conduct an Annual Meeting of its stockholders pursuant to definitive proxy materials under Regulation 14 A under the 34 Act, or otherwise.

PART II

ITEM 5.  MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information.

                Since approximately November 1996, the Registrant’s common stock, its only class of trading equity securities, has been traded on the NASD OTC Bulletin Board (“OTCBB”) under the symbol “CSRV”. The following table sets forth the range of high and low bid price information for the common stock for each fiscal quarter for the past three fiscal years as reported by the OTCBB. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. There was no active trading market for the Common Stock before November 14, 2000.

-20 -
	High Bid	Low Bid	Dividends
Year Ended December 31, 2003

Fourth Quarter	0.84	.78	.00
Third Quarter	1.01	.76	.00
Second Quarter	1.55	.85	.00
First Quarter	1.29	.52	.00

Year Ended December 31, 2002

Fourth Quarter	1.01	.52	.00
Third Quarter	1.37	.51	.00
Second Quarter	1.35	.65	.00
First Quarter	1.8	.38	.00

Year Ended December 31, 2001

Fourth Quarter	0.4	.03	.00
Third Quarter	0.16	.04	.00
Second Quarter	0.25	.12	.00
First Quarter	0.31	.12	.00

Since the Registrant’s shares began trading in the over-the-counter market on the OTCBB, the prices for its shares have fluctuated widely. There may be many factors that may explain these variations. The Registrant believes that such factors include (a) the demand for its common stock, (b) the number of shares of the Registrant’s common stock available for sale, (c) developments in the PEO industry, and (d) changes in the performance of the stock market in general, among others.

In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many small and emerging growth companies such as the Registrant, which may be unrelated to the operating performances of the specific companies. Some companies that have experienced volatility in the market place of their stock have been the objects of securities class action litigation. If the Registrant became the object of securities class action litigation, it could result in substantial costs and a diversion of its management’s attention and resources and have an adverse effect on the Registrant’s ability to implement its business plan. In addition, holders of shares of the Registrant’s common stock could suffer substantial losses as a result of fluctuations and declines in the market price of the Registrant’s common stock.

The trading of shares of the Registrant’s common stock is subject to limitations set forth in Rule 1 Sg-9 of the Securities Exchange Act. This rule imposes sales practice requirements on broker-dealers who sell so-called “penny stocks” to persons other than established customers, accredited investors or institutional investors. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer: (i) approve a person’s account for transactions in penny stocks; and (ii) receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.
- 21 -
(b) Holders

As of December 31, 2003, the approximate number of holders of record of shares of the Registrant’s Common Stock, $.001 par value per share, the Registrant’s only class of trading securities, was believed by management to be as follows:

Title of Class	Number of Record Holders

Common Stock, $.001 par value	34

Management believes there are many shareholders whose securities are held in street name with various brokerage houses. The exact number of shareholders is unknown to the Registrant.

(c) Dividends

The Registrant has paid no dividends during the fiscal years ended December 31, 2001 2002 and 2003. In connection with the rights and preferences extended to the holders of the Series A Preferred Shares sold by the Registrant during 2002, dividends may not be declared on any of the Registrant’s securities while the Series A Preferred Shares are outstanding. Therefore, holders of the Registrant’s common stock may not receive any dividends on their investment in the Registrant in the foreseeable future. Earnings, if any, will be retained and used to finance the development and expansion of the Registrant’s business. Any future determination as to the payment of dividends will be made at the discretion of the full Board of Directors of the Company.

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a) Full Fiscal Years Ended December 31, 2003 and 2002

Revenues

The Registrant has adopted a new revenue recognition policy under which the salaries, wages and certain payroll taxes of worksite employees will no longer be recognized as revenue components (‘net method’). The change in policy was made in response to an industry wide SEC comment letter requesting the change to the net method of revenue recognition which was based in part on the collective weight of the indicators included in Emerging Issues Task Force Issue No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent (“EITF 99-19”). The policy has been applied to the current financial statement and retroactively applied to the previous year’s financial statement. Accordingly the company netted $866,000,000 of payroll and related taxes for the year ended December 31, 2003 and $502 million for the year ended December 31, 2002. The new policy will have no effect on the gross profit, net income or shareholders’ equity amounts previously reported by the Registrant in its public filings. The BACE PEO operations acquisition by the Registrant contributed $300 million of payroll and payroll taxes for the Year 2003.

- 22 -

                The Registrant’s subsidiaries’Group revenue was $78.5 million for Year 2003, compared to $40.4 million for Year 2002, representing an increase of $38.1 million or 94.3%. Significant growth of the revenue base was provided by the Registrant’s acquisition’s of the PEO operations of BACE International during Year 2003. The BACE PEO operations contributed revenue of $31.1 million representing 81.6% of the overall revenue increase for Year 2003. In addition to the growth provided by the BACE PEO acquisitions, the Registrant achieved increased sales through organic sales.

During Year 2003, the number of clients increased to 1,900 compared to 824 during Year 2002, representing an increase of 130.6%. The addition of the BACE PEO operations contributed approximately 650 clients or 60% of the overall increase for Year 2003 over Year 2002. The number of paid worksite employees at December 31, 2003 increased to approximately 53,000 from 32,000 at December 31, 2002, representing an increase of 21,000 or 66%.

Cost of Services

                Cost of services was $42.4 million for Year 2003, compared to $21.8 million for Year 2002, representing an increase of $20.6 million or 94.5% for 2003. This increase was due primarily to an increased number of clients and worksite employees resulting from the BACE PEO  acquisition. BACE PEO operations contributed $17.8 million in cost of services representing 86.4% of the overall increase in cost of services for Year 2003. Cost of services was 51.4% of revenue for Year 2003 and 54.0% for Year 2002.

Gross Profit

                Gross Profit was $36.1 million for Year 2003, compared to $18.6 million for Year 2002, representing an increase of $17.5 million or 94.1%. Gross profit was 45.9% of revenues for Year 2003 and 46% of revenues for Year 2002. The BACE PEO acquisition  positively impacted gross profit by $13.3 million representing 76.0% of the overall increase in gross profit for Year 2003. Additionally revenues were enhanced by fourth quarter increases in administrative and workers’ compensation billing rates.

Operating Expenses

                Operating Expenses, which include Compensation and Benefits Expenses, Marketing and Selling Expenses, and General and Administrative Expenses, were $33.7 million for Year 2003 compared to 15.7 million for Year 2002 , representing an increase of $18.0 million, or 114.6%. Operating Expenses were 42.9% of Revenues for Year 2003, compared to 38.6% for Year 2002 . The acquisition of BACE PEO operations increased Operating Expenses by $11.3 million, representing 62.8 of the overall increase for Year 2003 over Year 2002.

                In addition, Operating Expenses were increased in Year 2003 from restructuring charges which resulted from the conversion of payroll processing and customer billing of the BACE PEO entities from their legacy software system to the Registrant’s Scorpeo platform.

                Compensation and Benefits Expenses was $11.9 million for Year 2003, compared to $5.0 million for Year 2002, representing an increase of $6.9 million, or 138.0%. The acquisition of BACE PEO operations increased Compensation and Benefit Expenses by $4.8 million, representing 69.6% of the overall increase for the Year 2003 over Year 2002. Compensation and Benefits Expenses were 15.2% of revenues for Year 2003, compared to 12.3% for Year 2002.

- 23 -

                 Marketing and Selling Expense was 5.8% for Year 2003 compared to 4.2 million for Year 2002, representing an increase of $1.6 million or 38.1%. The acquisition of BACE's PEO Operations increased selling commissions by $3.0 million, representing 187.5% of the overall increase for Year 2003 compared to 10.4% for Year 2002.

                 General and Administrative Expenses were $15.3 million for Year 2003, compared to $6.4 million for Year 2002, representing an increase of $8.9 million, or 140.8%. The acquisition of BACE PEO operations increased General and Administrative Expenses by $3.6 million, representing 40.4% of the overall increase for Year 2003 over Year 2002. General and Administrative Expenses were 19.5% of revenues for Year 2003, compared to 15.7% for Year 2002.

                 Depreciation and Amortization Expense was $737 thousand for Year 2003 compared to $287 thousand for Year 2002, representing an increase of 156.8%. The acquisition of BACE PEO operations increased Depreciation and Amortization Expense by $219 thousand, representing 48.7% of the overall increase for Year 2003 over Year 2002. Other increases were primarily the result of the Registrant's investment in management information systems.

                Interest income on the cash invested intermittently was $56 thousand for Year 2003, compared to $86 thousand for Year 2002, representing a decrease of $30 thousand.

                Interest expense was $609 thousand for Year 2003 and $116 thousand for Year 2002, representing an increase of $493 thousand. The major portion of the increase in interest expense is attributable to acquisition financing, other interest expense results from capital leases that funded purchases of furniture and fixtures.

Net Income

                Net income was $2.4 million for Year 2003, compared to $3.0 million for Year 2002, representing a decrease of $600 thousand. The acquisition of BACE PEO operations contributed net income of $1.9 million in Year 2003, representing 79.2% of the net income. Net income was 3.0% of Revenue for Year 2003, compared to 7.4% for Year 2002.

- 24 -

b.  Liquidity and Capital Resources

                The Registrant had $3.1 million and $3.5 million in cash and restricted cash at December 31, 2003 and  2002 respectively.

                The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, anticipated levels of health benefit plan subsidies and other operating cash needs.  During the first quarter 2004, the Registrant has taken significant measures to improve its negative working capital through the consolidation of operations and robust new sales revenue. The Registrant has terminated an unprofitable self-funded health plan as of December 31, 2001. The Registrant believes that its current balances and cash flow from operations will be sufficient to meet its requirements through 2004. The Registrant may rely on these same sources, as well as public or private debt and/or equity financing to meet its long-term capital needs.

                Net cash used by operating activities was3.3 million for 2003 and $1.4 million for Year 2002. .

                From September 2002 through December 2002, pursuant to a Subscription Agreement the Registrant issued 1,578 shares of its Series A Preferred Stock, $.001 par value (the “Series A”), to related parties in exchange for $19,720,000 consisting of cash ($1,000,000) and annual renewable letters of credit ($18,720,000). Between April 2003 through June 2003, the Registrant issued an additional 1,520 shares of the Series A to Midwest in exchange for $19,000,000 in annual renewable letters of credit (see Note 4-Insurance Deposits). The Series A is entitled to 10,000 common votes per share, has no redemption priorities, and is entitled to preference upon the liquidation or sale of substantially all of the Registrant’s assets. As set forth in the Registrant’s Form 10-QSB for the quarterly period ending September 30, 2003, Midwest returned the 3,098 shares of Series A it received from the Registrant.

                Additional Preferred shares were issued in the fourth quarter 2003 raising an additional $7,500,000 to be used to support the Registrant’s risk management program and general working capital.

c.  Forward Looking Statements:

                This report includes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be considered “forward looking statements”. Such statements are included, among other places in this Form 10-KSB, in the sections entitled “Management’s Discussion and Analysis,” “Description of Business” and “Description of Property.” Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although the Registrant believes that the expectations reflected in such forward-looking statements are reasonable, the Registrant can give no assurance that such expectations will prove to have been correct.

- 25 -

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant is exposed to financial market risks due primarily to changes in interest rates. We do not use derivatives to alter the interest characteristics of our debt securities. We have no holdings of derivative or commodity instruments and we do not transact business in foreign currencies.

The fair value of our cash and cash equivalents or related income would not be significantly impacted by changes in interest rates since the investment maturities are short. Debt from drawdowns on our lines of credit incurs interest at the Libor plus 2%, which would change from time to time.

It is not possible to anticipate the level of interest rates going forward. Changes in interest rates have little impact as the majority of our debt is at a fixed interest rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Certified Services, Inc. and Subsidiaries
Index to the Consolidated Financial Statements

                  Independent Auditor’s Report

                  Consolidated Balance Sheets

                  Consolidated Statements of Operations

                  Consolidated Statement of Stockholder’s Equity (Impairment)

                  Consolidated Statements of Cash Flows

                  Notes to the Consolidated Financial Statements

Independent Auditors’ Report

To the Board of Directors and Stockholders of Certified Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Certified Services, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity (impairment) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Certified Services, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of their operations, changes in stockholders' equity (impairment) and cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

Bridgewater, New Jersey
March 24, 2004

/s/ Rosenberg, Rich, Baker, Berman & Company

- 26-
Certified Services, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31,

	2003	2002

Assets
Current Assets
Cash	$432,414	$662,327
Cash, restricted	3,055,686	2,658,907
Accounts receivable	20,906,147	17,929,059
Insurance deposits	8,208,366	18,720,000
Related party receivables	286,385	65,340
Other current assets	1,153,627	516,831

Total Current Assets	34,042,625	40,552,464
Property and equipment, at cost, net accumulated
depreciation of $2,029,155 and $774,158, respectively	1,617,837	983,451
Excess purchase price over net book value of assets required	26,466,572	10,607,637
Other assets	1,639,676	711,652

Total Assets	$63,766,710	$52,855,204

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of notes payable	$5,127,382	$2,153,571
Accounts payable	6,041,231	7,088,161
Accrued expenses	28,442,855	18,413,810

Current portion of capital lease obligations	140,299	190,648

Total Current Liabilities	39,751,767	27,846,190
Long term notes payable	6,227,528	2,070,010
Long term portion of capital lease obligations	83,506	118,309
Long term portion of workers’ compensation claims	2,753,011	--

Total Liabilities	48,815,812	30,034,509

Commitments and Contingencies
Shareholders’ Equity
Preferred shares, $.001 par, 5,000,000 authorized	5	3
Common shares, $.001 par, 100,000,000 authorized,
_9,547,811 and 8,447,811 issued and outstanding in 2003
and 2002, respectively	9,548	8,448
Additional paid in capital	11,825,152	22,107,754
Accumulated earnings	3,116,193	704,490

Total Shareholders’ Equity	14,950,898	22,820,695

Total Liabilities and Shareholders’ Equity	$63,766,710	$52,855,204

See notes to the consolidated financial statements.

- 27-
Certified Services, Inc. and Subsidiaries Consolidated Statements of Operations
	For the Years Ended December 31,

	2003	2002	2001

Revenue (gross billings of $945 million,$542 million
and $180 million, less worksite employee
payroll costs of $866 million,
$502 million and $166 million, respectively)	$78,510,210	$40,406,261	$13,711,112

Cost of service	42,445,615	21,822,214	9,878,578

Gross profit	36,064,595	18,584,047	3,832,534

Operating expenses
Compensation and benefits	11,914,059	4,987,722	1,474,060
Marketing and selling	5,847,286	4,248,954	1,062,508
General and administrative	15,300,810	6,326,964	1,994,367
Interest, net	590,737	29,634	35,490

Total Operating Expenses	33,652,892	15,593,274	4,566,425

Net income (loss)	$2,411,703	$2,990,773	$(733,891)

Net income (loss) per share – basic and fully diluted	$0.27	$0.51	$(0.21)

Weighted average number of common shares outstanding -
Basic and fully diluted	8,976,978	5,815,307	3,421,145

See notes to the consolidated financial statements.

- 28 -

Certified Services, Inc. and Subsidiaries Consolidated Statement of Stockholders’ Equity (Impairment)

	Preferred		Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total

Balance, January 1, 2001	—	$—	3,421,145	$3,421	95,885	$(1,688,095)	$(1,588,789)
Issuance of shares in completion
of reorganization in 2001	—	—	725,000	725	35,525	—	36,250
Issuance of shares for services in
reorganization and acquisitions	—	—	945,000	945	93,555	—	94,500
Issuance of shares for purchase
The Cura Group, Inc.	—	—	2,000,000	2,000	498,000	—	500,000
Shares issued for cash	—	—	281,666	282	91,700	—	91,982
Exchange of shares resolving
purchase of APEO Holdings, Inc.	-406.667	-1	850,000	850	(849)	—	—
Issuance of shares for cash and
additional consideration	1,578	2	—	—	19,719,998	—	19,720,000
Issuance of shares for services	—	—	225,000	225	67,275		67,500
Net income						2,990,773	2,990,773

Balance, December 31, 2002	2,678	$3	8,447,811	$8,448	$22,107,754	$704,490	$22,820,695

Issuance of shares for services			450,000	450	359,550		360,000
Issuance of shares for Assets	1,520	1			18,999,999		19,000,000
Issuance of shares in
connection with forming
American HR Holdings	—	—	650,500	650	577,850		578,500
Cancellation of shares issued for
Assets	-3018	-2			(37,719,998)		(37,720,000)
Preferred Series B – Issuance	350	1			3,499,999		3,500,000
of shares for cash and
additional consideration
Preferred Series D – issuance	-300	1			2,999,999		3,000,000
of shares for surplus note
Preferred Series E – issuance	-100	1			999,999		1,000,000
of shares issued for cash

Net income						2,559,327	2,559,327

Balance, December 31, 2003	1,930	5	9,547,811	9,548	$11,825,152	3,116,193	14,950,898

See notes to the consolidated financial statements.
- 29-
Certified Services, Inc. and Subsidiaries Consolidated Statements of Cash Flows
	For the Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities
Net income (loss)	$2,411,703	$2,990,773	$(733,891)
Adjustments to reconcile net income (loss) to net
cash provided by operations:
Transitional net income of acquired subsidiary	—	—	186,470
Reorganization pursuant to reverse acquisition	—	—	(50,767)
Depreciation and amortization	737,146	286,655	57,567
Bad debt expense	775,094	114,217	59,555
Issuance of stock to employees		91,982	—
Issuance of stock for services	103,333	162,000	—
Severance expense		—	200,000
Decrease (increase) in assets
Accounts receivable	7,942,610	(14,718,796)	(493,666)
Other current assets	249,735	(878,597)	45,639
Restricted cash	(396,779)	5,077,615	—
Insurance Deposits	(2,357,128)	—	—

Other assets	(901,324)	(488,180)	—

Increase (decrease) in liabilities
Accounts payable	(12,989,652)	2,838,728	1,335,735
Accrued expenses	1,096,536	3,133,903	834,343

Net cash provided by (used in) operating
activities	(3,328,726)	(1,389,700)	1,440,985

Cash flows from investing activities
Purchase of property and equipment	(499,072)	(565,024)	(2,437)
Proceeds from deposits	—	—	16,520
Cash paid for business acquisition	(350,000)	—	—
Cash paid pursuant to reverse merger	—	—	(1,143,670)
Proceeds from stockholder	—	—	28,918
Net proceeds from affiliates	—	—	(384,240)

Net cash (used in) investing activities	(849,072)	(565,024)	(1,484,909)

Cash flows from financing activities
Net proceeds from line of credit	2,283,000	321,000	—
Repayment of notes payable	(1,902,186)	(138,095)	(139,204)
Proceeds of long-term debt	—	73,430	—
Payments of capital lease obligations	(211,884)	(33,520)	(41,723)
Cash outlay for related party note receivable	(1,221,045)	(1,671,215)	—
Loan proceeds from related parties	1,000,000	1,605,875	—
Issuance of preferred stock	4,000,000	1,000,000	1,100,000

Net cash provided by (used in) financing
activities	3,947,885	1,157,475	919,073

Net increase (decrease) in cash	(229,913)	(797,249)	875,149
Cash at beginning of year	662,327	1,459,576	584,427

Cash at end of year	$432,414	$662,327	$1,459,576

See notes to the consolidated financial statements.
- 30-
Certified Services, Inc. and Subsidiaries Supplemental Schedule of Non-cash Investing and Financing Activities SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2003	2002	2001

Cash paid during the year for:
Interest Expense	$609,101	$115,997	$37,466
Income Taxes		—	—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital stock accounts and additional paid in capital were adjusted in 2003 for the following:

The Registrant purchased the PEO operations excluding Staff America of BACE International in an acquisition with the following components:

Liabilities assumed in excess of assets	$9,204,620
Stock issued – 650,000 of common stock	578,500
Cash	350,000
Promissory note	3,500,000
Acquisition indebtedness	2,225,814

In 2003, notes payable for $12,800,000 were agreed to be assumed in the acquisition of AmerHR. Included in the BACE acquisition debt, was a note payable for $6,856,000, which has been reclassified against Excess Purchase Price over Net Book Value of Assets Acquired as of December 31, 2003, as a result of pending litigation and the uncertainty of the outcome. A non-interest bearing note payable for $772,578 was assumed from BACE Corporation subsequent to closing in 2003, for which a $90,186 present value discount was taken.

Additionally, an obligation of $4,850,000 to a related party was assumed. During the third quarter 2003, the $4,850,000 note obligation was cancelled.

Additional paid in capital was credited in 2003 for $18,999,999 and 1,520 shares of Preferred Series A stock were issued at par for insurance deposits in the form of letters of credit of $19,000,000.

Additional paid in capital was debited in 2003 for $37,719,998 and 3,018 shares of Preferred Series A stock were returned at par for the removal of all insurance deposits in the form of letters of credit of $37,720,000.

Additional paid in capital was credited in 2003 for $3,499,999 and 350 shares of Preferred Series B stock were issued at par for insurance deposits of $3,500,000.

Additional paid in capital was credited in 2003 for $359,550 and 450,000 shares of Common stock were issued at par for services rendered. As of December 31, 2003, $256,667 of these services has been deferred until 2004.

Certified Services, Inc. and Subsidiaries

Supplemental Schedule of Non-Cash Investing and Financing Activities

Capital stock accounts and additional paid in capital were adjusted in 2002 for the following:

The Registrant purchased the Cura Group in an acquisition with the following components:

Liabilities assumed in excess of assets	$5,248,449
Stock issued – 2,000,000 of common stock	500,000
Promissory note	2,313,889
Promissory note	136,000

Prior to the Registrant’s acquisition of Cura, Midwest Merger Management, LLC, a related party, had advanced to Cura $6,100,000. Subsequent to the acquisition, this obligation was retired by the issuance of certain shares of the Registrant’s Series A Preferred Stock.

During 2002, the Registrant issued 945,000 shares of common stock in completion of the reorganization in 2001.

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

	2003	2002

Capitalized lease obligations incurred for use of equipment	$102,293	$279,389

See notes to the consolidated financial statements.

Certified Services, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

                Certified Services, Inc. (the “Registrant”) was organized on September 15, 1999 under the laws of the State of Nevada. Through December 31, 1999, the Registrant had been in the development stage. Effective January 1, 2000 the Registrant commenced, albeit insignificant, operations and was no longer considered to be a development stage enterprise. With the subsequent acquisitions of America’s PEO Holdings, Inc. (“APEO”), the Cura Group, Inc. (“Cura”), and American HR Holdings, Inc. ("Amer HR") the Registrant is organized as a holding company of several corporations engaged in the business of providing employee leasing and related payroll services to its clients throughout the United States.

Basis of Presentation

               At December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001, the consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation. The results of operations of all acquired companies within the periods reflected have been included in the consolidated financial statements from the date of acquisition. On November 21, 2001, the Registrant acquired all of the issued and outstanding shares of APEO. For accounting purposes, the acquisition has been treated as an acquisition of the Registrant by APEO and a re-capitalization of APEO. Accordingly, the financial statements prior to November 21, 2001, are those of APEO only.

Segment Reporting

               The Registrant operates in one reportable segment under Statement of Financial Standards ("SFAS") 131, Disclosures about Segments of an Enterprise and Related Information.

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

Cash and Equivalents

               For the purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Securities Issued for Services

               The Company accounts for stock issued for services under the intrinsic value method. For stock issued for services, the fair market value of the company's stock on the date of stock issuance is used. The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Statement generally suggests, but does not require, stock-based compensation transactions to be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. Securities issued for services during the period ending December 31, 2003, consisted of 450,000 common shares issued to consultants to the Registrant and during the period ending December 31, 2002 consisted of 225,000 common shares issued to vendors of the Registrant. The shares issued have been valued at the average fair market value of the common stock on the dates of issuance.

Allowance for Doubtful Accounts

                The Registrant provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts is $894,526, $60,000 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Evaluation of Long-Lived Assets

                Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. At December31, 2002, management believes that the carrying value of excess purchase price over net book value of assets acquired fairly reflects the future cash flows to be derived there from.

Goodwill

Goodwill represents the excess of the purchase price of companies acquired over the fair market value of their net assets at the date of acquisition. The Company tests goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. At December 31, 2003, management believes that the carrying value of excess purchase price over net book value of assets acquired fairly reflects the future cash flows to be derived there from.

Revenue Recognition

                The Registrant has adopted a new revenue recognition policy under which compensation of worksite employees will no longer be recognized as revenue components (‘net method’). The change in policy was made in response to an industry wide SEC comment letter requesting the change to the net method of revenue recognition which was based in part on the collective weight of the indicators included in Emerging Issues Task Force Issue No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent (“EITF 99-19”). The policy has been applied to the current financial statements and retroactively applied to the previous years’ financial statement. The new policy will have no effect on the gross profit, net income (loss) or shareholders’ equity amounts previously reported by the Registrant in its public filings.

                The Registrant records revenue as services are provided. The Registrant’s revenues consist of administrative fees paid by its clients under Shared Employer Agreements, which are based upon each worksite employee’s gross pay and a markup, computed as a percentage of the gross pay. The Registrant includes the component of its comprehensive service fees related to the gross pay of its worksite employees as revenue. In consideration for payment of such service fees, the Registrant agrees to pay the following direct costs associated with the worksite employees: (i) salaries and wages; (ii) employment-related taxes; (iii) employee benefit plan premiums; and (iv) workers’ compensation insurance premiums. The Registrant accounts for fees and the related direct costs using the accrual method. Under the accrual method, fees relating to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled revenues and the related direct costs for such wages are accrued as a liability during the period in which wages are earned by the worksite employee. Subsequent to the end of each period, the related fees are billed.

Advertising Costs

                Advertising costs are charged to operations when incurred. Advertising expense was $272,339, $28,089 and $8,518 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Income (Loss) Per Common Share

                Basic and diluted income (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. The number of potential common shares outstanding were 976,978, 5,815,307 and 3,421,145, respectively, for the years ended December 31, 2003, 2002 and 2001.

                Potential common shares were not used in the computation of diluted loss per common share in 2001, as their effect would have been anti-dilutive.

NOTE 2-FAIR VALUE OF FINANCIAL INSTRUMENTS

                The Registrant’s material financial instruments for which disclosure of estimated fair value is required by certain accounting standards at December 31, 2003, consist of cash, accounts receivable, insurance deposits, accounts payable, notes payable and capital lease obligations. In the opinion of management, such items other than certain notes payable are carried at values that approximate fair value because of liquidity, short-term maturities or interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.

                Non-interest bearing notes payable, in the original principal amount of $772,578 at December 31, 2003 and $1,000,000 at December 31, 2002, have been subjected to an 8% present value discount in the accompanying consolidated balance sheets at December 31, 2003 and 2002.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

NOTE 4-RESTRICTED CASH

                As of December 31, 2003 and 2002, respectively, the Registrant maintained restricted cash deposits of $3,055,686 and $2,658,907 at its lending institution to collateralize its revolving lines of credit (See Note 15-Notes Payable). The initial line of credit became available during 2002. Upon termination of the revolving line of credit, these funds will become available for utilization by the Registrant.

NOTE 5-INSURANCE DEPOSITS

                An integral part of the relationship with the entities participating in the Registrant’s risk management program involves the retention by those entities of security deposits, which the Registrant fulfills with cash placed in escrow, annual renewable letters of credit and other forms of collateral which amounted to $8,208,366 and $18,720,00 as of December 31, 2003 and 2002, respectively. Subsequent to December 31, 2002 the letters of credit of $18,720,000 were alleged to be not valid. (See Note 17-Preferred and Common Stock).

NOTE 6-ACQUISITIONS AND MERGERS

               On June 27, 2003, and effective as of April 1, 2003, the Registrant, through its wholly-owned subsidiary American HR Holdings, Inc. ("AmerHR"), acquired from BACE International, Inc., a non-affiliated North Carolina corporation ("BACE"), all of BACE's professional employer, payroll and human resource services operations for an aggregate purchase price of approximately $6,255,015. The purchase price was comprised of $350,000 cash, a 4% promissory note in the principal amount of $3,500,000 payable over five years, the assumption of approximately $2,225,814 of BACE's acquisition and capital requirement debt, and the balance represented by 650,000 shares of the Registrant's restricted common stock valued at $.89 per share. Also included is an option to purchase an additional 100,000 common shares for $2 per common share if and when the Company's common stock attains a value of at least $12 per common share.

               Concurrent with the acquisition, the Company retained the former chief executive of the BACE  business  unit  acquired as a  consultant  for the four year period through  June 30, 2007,  at an annual rate of  $250,000,  and agreed to continue certain  co-marketing  activities  with BACE through June 30, 2004, at an annual cost of $900,000.

               Such payments have ceased in the fourth quarter of 2003, See Item 1 "Recent Developments".

               The operations of American HR Holdings, Inc. are included in the accompanying consolidated statement of operations from the date of acquisition, April 1, 2003 through December 31, 2003. The pro forma unaudited consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001 for the Registrant, including BACE, prior to April 1, 2003, appear below:

	(in thousands) For the Years Ended December 31,

	2003	2002	2001

Revenues	$88,143,544	$73,488,987	$60,559,512
Cost of service	(55,007,171)	(37,122,344)	(42,779,222)

Gross profit	33,136,373	36,366,643	17,780,290
Operating expenses	(38,738,659)	(32,6778,677)	(18,690,365)

Net income (loss)	$(5,602,286)	$3,587,966	$(910,075)

               In July 2002, the Registrant acquired control of the issued and outstanding shares of Cura., with offices in Ft. Lauderdale and Tampa, FL. Cura is a Professional Employer Organization currently comprised of two Florida corporations: The Cura Group, Inc. and The Cura Group II, Inc. The aggregate purchase price of Cura is comprised of 2,000,000 shares of the Registrant's common stock valued at $.25 per share and two promissory notes in the amounts of $2,313,889 and $136,111.

               The operations of Cura are included in the accompanying consolidated statement of operations from the date of acquisition, July 1, 2002 through December 2002 and thereafter.  The pro forma unaudited consolidated statements of operations for the years ended December 31, 2002 and 2001 for the Registrant, including Cura, prior to July 1, 2002, appear below:

	(in thousands) For the Years Ended December 31,

	2002	2001

Revenues	$52,299	$29,868
Cost of service	(31,039)	(24,400)

Gross profit	21,260	5,468
Operating expenses	(21,229)	(11,450)

Net income (loss)	$31	$(5,982)

NOTE 7-PROPERTY AND EQUIPMENT Property and equipment, at cost, consists of the following:

	2003	2002

Furniture, fixtures and computer equipment	$3,634,391	$1,757,609
Less: accumulated depreciation	(2,016,554)	(774,158)

Total	$1,617,837	$983,451

                 Depreciation expense charged to operations amounted to $637,146, $274,538, and $57,567 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 8-EXCESS PURCHASE PRICE OVER NET BOOK VALUE OF ASSETS ACQUIRED

                The excess cost over net book value of assets acquired is comprised of:

	2003	2002

APEO Holdings, Inc.
Cash	$1,100,000	$1,100,000
Non-interest bearing promissory note
subjected to an 8% present value discount	821,990	821,990
Shares of Common Stock	406,667	406,667
Transaction costs	88,781	88,781

	2,417,438	2,417,438
Less: Net assets	(8,250)	(8,250)

	$2,409,188	$2,409,188

- 37-
The Cura Group, Inc.
6% three year promissory note	$2,313,889	$2,313,889
6% three month promissory note	136,111	136,111
Shares of Common Stock	500,000	500,000

	2,950,000	2,950,000
Add: Net Liabilities	5,248,449	5,248,449

	8,198,449	8,198,449

American HR Holdings Inc.
Common Stock	578,500	—
Cash and Notes	6,075,815	—

	6,654,315	—
Add: Net Liabilities	9,204,620	—

Total	$15,858,934	—

TOTAL	$26,466,572	$10,607,637

NOTE 9-OTHER ASSETS Other assets consist of the following:

	2003	2002

Note receivable	$148,920	$208,919
Investments	1,005,000	—
Prepaid expenses	940,627	343,833
Noncomplete covenant	72,355
Acquisition costs	542,277	484,031
Deposits	84,124	191,700

Total	2,793,303	1,228,483
Less: current portion	1,153,627	516,831

	$1,639,676	$711,652

      The note receivable is unsecured, bears interest at 3% and is payable as follows:

       a.  $5,000 on March 22, 2002 with 35 monthly payments of $2,000 with the remaining balance on November 22, 2005

       b.  On December 9, 2003, the note was amended, providing for monthly payments of principal and interest of $10,000 commencing February 25, 2004 with the remaining balance due on May 25, 2005

Investments are comprised of a Surplus Loan Agreement in the amount of $1,000,000 issued in exchange for Series E Preferred Stock, $.001 par value (See note 17-Preferred and Common Stock) and Marketable Securities stated at cost which estimates fair value, in the amount of $5,000.

The non-compete covenant is amortized over 31 months at a rate of $1,660 per month.

Acquisition costs represent amounts paid incidental to the acquisition of customer relationships. Such costs are amortized over sixty months, the period which management believes represents the estimated lives of the customer relationships. Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $108,000, $12,117, and $0, respectively.

.

NOTE 10-ACCRUED EXPENSES

                Accrued expenses consist of the following:

	2003	2002

Accrued payroll	$14,710,418	$9,379,191
Accrued payroll taxes	6,269,868	4,180,119
Client claims funds	1,208,401	2,022,977
Workers compensation payable	1,014,511	580,589
Employee benefits payable	467,946	685,535
Accrued health insurance plan claims	32,355	612,592
Customer Deposits	3,655,711	384,153
Income Tax Payable	193,773	—
Other accrued expenses	889,872	568,654

Total	$28,442,855	$18,413,810

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

                In October 2002, the Registrant terminated a second 401k plan offered to worksite and direct employees. Plan assets were distributed according to Internal Revenue Code guidelines.

Medical Benefit Plans

                The Company offers fully-insured medical benefit plans to employees. Participating employer customers were able to participate or opt to offer their own insurance coverage to employees. During 2001, the Company elected to terminate its self-funded employee welfare benefit Plan effective December 31, 2001. Notice of intention to terminate the Plan was given to all participating client companies and COBRA participants. Alternative program options were offered to clients, however, the Company does not intend to sponsor another medical benefit program.

Flexible Benefit Plan

                The Flexible Benefits Plan, or Internal Revenue Code Section 125 Cafeteria Plan, is maintained by the Registrant since 1997 to allow eligible employees to use salary redirection amounts to pay for benefit plan premiums and other fringe benefits offered by the Plan.

NOTE 12-EMPLOYEE STOCK OPTION PLAN

                The Registrant’s 2002 Stock Option Plan (the “SOP”) provides for options that may be granted to eligible employees and non-employee directors and advisors of the Registrant or its subsidiaries. An aggregate of 10,000,000 shares of common stock of the Registrant are authorized to be issued under the SOP. At December 31, 2003, 9,400,000 shares of common stock were available for future grants. The SOP became effective on September 9, 1998, and options may be granted through its tenth anniversary date. The stock options are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, when appropriate. The purposes of the SOP is to retain and attract persons of training, experience and ability to serve as employees and as non-employee directors and advisors of the Registrant and its subsidiaries, and to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Registrant and its subsidiaries.

                The SOP is administered by the SOP Committee of the Board of Directors (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares, the vesting of the shares and all of the terms of the awards. The Registrant may at any time amend or terminate the SOP. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of an amendment to the SOP is necessary only when required by applicable law or stock exchange rules.

                The following summarizes stock option activity and related information:

	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	—	$—
Granted	—	$—
Exercised	—	$—
Canceled	—	$—
Outstanding, end of year	—	$—
Exercisable, end of year	—	$—

NOTE 13-RELATED PARTY TRANSACTIONS

                Risk Management Agreement – On January 1, 2002 the Registrant entered into a Risk Management Agreement with Midwest Merger Management, LLC (Midwest), its principal and controlling shareholder. Pursuant thereto, Midwest agreed to manage the Registrant’s risk, develop insurance relationships and provide access to insurance programs and collateral while assuming the responsibility for managing the cost of workplace accidents that occur during the five year term of the agreement. Payments made under this agreement were $43,866,830 and $16,323,144 for 2003 and 2002 respectively.

                 On November 17, 2003, pursuant to a Subscription Agreement, the Registrant issued 350 shares of its Series B Preferred Stock, par value $.001 (the “Series B”) to Midwest in exchange for an annual renewable letter of credit in the amount of $3,500,000 from the United Bank of Switzerland for the benefit of Cura’s operations. Midwest transferred this certificate of Series B to a third-party intermediary on December 23, 2003 (See Note 17-Preferred and Common Stock).

                On November 12, 2003, the Registrant executed a Capital Financing Agreement (the “Capital Agreement’) pursuant to the terms of which Midwest would provide the Registrant with long-term capital under a Marketing Organization Agreement between the Registrant and Central Leasing Management, Inc., an Illinois corporation (“CLM”). In that fourth quarter of 2003, Midwest deposited $3,000,000 CLM to meet the capital requirements of the Registrant’s operating companies. The Registrant has issued 300 Series D Preferred Stock to Midwest under the Capital Agreement.

                On December 22, 2003, Midwest advanced $1,000,000 to the Registrant’s wholly owned subsidiary American Staff Resources (“ASR”) in order for ASR to provide a $1,000,000 surplus note to Providence Property & Casualty Company to meet the surplus requirements of ASR clients. In consideration of this sum, Midwest and the Registrant entered into a Preferred Stock Purchase Agreement whereby the Registrant issued 100 shares of its Series E Preferred Stock in consideration of Midwest’s $1,000,000 capital contribution on behalf of ASR.

                In 2002, Midwest provided annual renewable letters of credit (“LCs”) in favor of the Registrant’s workman’s compensation insurance carrier, which at December 31, 2002 amounted to $18,720,000. (See Note 5-Insurance Deposits). The Registrant issued to Midwest 1,498 of its Series A Preferred Stock, $.001 par value pursuant to a Subscription Agreement executed with each LC contributed. (See Note 17-Preferred and Common Stock) Subsequent to December 31, 2002 the Letters of Credit were alleged to be not valid and the 1,498 preferred shares were returned to the Company.

                Issuance of Shares – In 2002, pursuant to a Subscription Agreement, the Registrant issued 80 shares of its Series A Preferred Stock, $.001 par value to Brentwood Capital Corp. (Brentwood), an affiliated company, in exchange for consideration of $1,000,000.

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

                Administrative Fees – During the years ended December 31, 2003, 2002 and 2001, administrative fees paid to Brentwood amounted to $30,000, $250,000 and $0, respectively.

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

                In addition, there are temporary advances made between related parties. On December 31, 2003 and 2002, the Registrant had a receivable due from Midwest in the amounts of $268,115 and $41,414, respectively.

                On December 31, 2003 and 2002, Brentwood the Registrant had a receivable due to the Registrant from Brentwood in the amount of $18,270 and $23,926, respectively.

                Accounts payable at December 31, 2003 and 2002 included $2,855 and $251,050 due to Midwest, respectively.

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

                Properties under capital leases are as follows:

	2003	2002

Furniture and fixtures	$148,040	$239,492
Computer equipment	1,138,905	286,102

Subtotal	1,138,905	525,594
Less accumulated amortization	(234,142)	(140,784)

Total	$904,763	$384,810

The following is a schedule of minimum lease payments due under capital leases as of the:
Year Ending December 31,
2004	$187,276	$226,166
2005	53,912	110,224
2006	31,393	20,265
2007	26,113	—

Total net minimum capital lease payments	298,744	356,655
Less amounts representing interest	(74,939)	(47,698)

Present value of net minimum capital lease payments	223,805	308,957
Less current maturities of capital lease obligations	(140,299)	(190,648)

Obligations under capital leases, excluding current maturities	$83,506	$118,309

Interest rates on capitalized leases vary from 10% to 27% and are imputed based on the lower of the Registrant's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

Amortization of assets under capital leases is included in depreciation expense in 2003, 2002 and 2001. The capital leases provide for purchase options. Generally, purchase options are at prices representing bargain values of the property at the expiration of the lease term.

- 41-
NOTE 15-NOTES PAYABLE Notes payable (including acquisition indebtedness) consist of the following:
	2003	2002

$2,500,000 revolving line of credit, expiring September, 2004, with interest at the LIBOR Market Index Rate plus 2%, collateralized by cash deposits of $2,013,318 and $2,658,907, respectively, and a security interest in Certificates of deposit of $500,000 pledged by Former CURA shareholders
	$2,500,000	$1,217,000
$1,000,000 line of credit, expiring November, 2004, with Interest at the LIBOR Market Index Rate plus 2%, collateralized by cash deposits of $1,000,000 and $0, respectively
	$1,000,000
Non-interest bearing acquisition promissory note of $1,000,000 payable in equal monthly installments over 72 months commencing January 10, 2002 after an 8% present value discount.
	$588,950	$685,027
6% interest bearing acquisition promissory note of $2,313,889 originally payable in equal monthly installments over 34 months commencing January 3, 2003 and on January 27, 2004 amended whereby the obligation is payable over 55 months commencing February 15, 2004
	$1,847,608	$2,313,889
6.5% interest bearing acquisition promissory note amount of $1,430,000 due in 5 equal annual installments commencing March 20, 2003
	$1,144,000	$—
Non-interest bearing promissory notes in the in the amount of $772,578 due in three annual installments commencing October 31, 2003 after an 8% present value discount. The Registrant has not made the initial payment of $257,526 due October 31, 2003. The Registrant and lenders are in the process of renegotiating the terms of this obligation whereby it is anticipated that an initial payment of $72,000 will be made on March 15, 2004 followed by 48 equal monthly installments of $14,583 commencing March 15, 2004.
	$682,392	$—
4% interest bearing promissory note of $3,500,000 payable in 59 equal monthly installments commencing August 1, 2003
	$3,403,362	$—

Installment note payable secured by equipment	$188,598	$7,665

	11,354,910	4,223,581
Less: current portion	5,127,382	2,153,571

	$6,227,528	$2,070,010

On June 27, 2003, in furtherance of its acquisition of BACE’s PEO Operations, the Registrant executed a promissory note in favor of BACE in the principal amount of $3,500,000 with interest at the rate of 4%, payable over fifty-nine (59) monthly payments (the “BACE Note”). As a result of the Registrant’s discovery that the liabilities of the PEO Operations exceeded its assets by $14,300,000, and the Registrant’s contractual ability to offset any sums owed to BACE by the amount of such liabilities, the Registrant has suspended payments on the BACE Note pending a determination of its arbitration against BACE. For more information, see Item 1 “Recent Developments”.

Total maturities of notes payable are as follows:
Year Ending December 31,
2004	$5,127,382
2005	1,715,407
2006	1,777,607
2007	1,585,779
2008	1,148,735

Total	$11,354,910

                Acquisition indebtedness was incurred incidental to the reverse merger transaction between the Registrant and APEO and the acquisitions of Cura and AmerHR.

NOTE 16-OPERATING LEASE COMMITMENTS

                The Registrant rents office space under the following non-cancelable operating leases, which contain provisions for contingent rental payments based upon increases in taxes, insurance, and common area maintenance expense:

Fort Lauderdale, FL: Lease expiring October 2008 with no renewal option;
Cherry Hill, NJ: Lease expiring December 2005 with renewal option for an additional 5 years;
Tampa, FL: Lease expiring September 2010 with renewal option for an additional 10 years;
New York, NY: Lease expiring 2008, no renewal option;
Jacksonville, FL: Lease expiring January 2005 with renewal option for an additional 5 years;
Atlanta, GA: Lease expiring May 2005 with renewal option for an additional 3 years;
Apopka, FL: Lease expiring May 2004 with no renewal option;
Dallas, TX: Lease expiring June 2005 with renewal option for an additional 5 years.

                The Registrant also leases various computer and office equipment, and furniture expiring over the next five years.

                The following is a schedule of future minimum rental payments (exclusive of common area charges) required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31:

	2003	2002

2004	$1,145,580	$806,775
2005	952,458	654,041
2006	503,134	518,372
2007	475,515	266,150
2008	413,896	268,384
2009	446,080	273,152
2010	—	209,960

Total minimum payments required	$3,936,664	$3,263,057

                Rent expense charged to operations were $1,297,751 and $475,978 for the years ended December 31, 2002 and 2001, respectively.

NOTE 17- PREFERRED AND COMMON STOCK

                The Registrant is authorized to issue 100,000,000 shares of $.001 par value common stock.

                As of March 17, 2004 there were 9,547,811 shares of the Registrant’s common stock issued and outstanding on a fully diluted basis.

                The Registrant is authorized to issue 5,000,000 shares of $0.001 par value preferred stock in various series. Preferred Stock outstanding is as follows:.

Preferred Stock
	Shares
	Designated	Outstanding	Par Value
Series A, $.001 par value	100	80	1
Series B, $.001 par value	100,000	1450	2
Series D, $.001 par value	10,000	300	1
Series E, $.001 par value	10,000	100	1

	120,010	1,972	5

                From September 2002 through December 2002, pursuant to a Subscription Agreement the Registrant issued 1,578 shares of its Series A Preferred Stock, $.001 par value (the "Series A") to Midwest Merger Management, LLC ("Midwest") in exchange for $19,720,000 consisting of cash ($1,000,000) and annual renewable letters of credit ($18,720,000). Between April 2003 through June 2003, the Registrant issued an additional 1,520 shares of the Series A to Midwest in exchange for $19,000,000 in annual renewable letters of credit (See Note 5 – Insurance Deposits). The Series A is entitled to 10,000 common votes per share, has no redemption priorities, and is entitled to preference upon the liquidation or sale of substantially all of the Registrant’s assets. Subsequent to the completion of these transactions, the letters of credit were alleged to be not valid resulting in Midwest's return of the 3,018 shares of Series A it received from the Registrant.

                Prior to, but as a component of, the reverse merger transaction between the Registrant and APEO, the Registrant agreed to issue 1,100 shares of Series B Preferred Stock, convertible into 11,000,000 common shares, in exchange for $1,100,000, or $0.10 per common share equivalent. On November 17, 2003, pursuant to a Subscription Agreement the Registrant issued 350 shares of its Series B to Midwest in exchange for an annual renewable letter of credit in the amount of $3,500,000 (See Note 5 - Insurance Deposits). The Series B share are entitled to 10,000 common votes per preferred share and are not eligible for conversion until the Registrant’s common stock price has exceeded $10 per share for 20 consecutive trading days. Conversion occurs pro-rata in $5 increments after the stock price has exceeded $10 per share for 20 consecutive trading days. The Series B Preferred has no redemption priorities and is entitled to preference upon the liquidation or sale of substantially all of the Registrant’s assets.

                As a component of the reverse merger transaction between the Registrant and APEO, the Registrant agreed to issue 406.667 shares of Series C Preferred Stock convertible into 4,066,667 common shares of the Registrant. In the opinion of management, the shares of Series C Convertible Preferred Stock also had a value of $0.10 per common share equivalent, or an aggregate value of $406,667. During September 2002 the parties exchanged the 406.667 preferred shares for 850,000 shares of common stock.

                On November 12, 2003, pursuant to a Subscription Agreement the Registrant issued 300 shares of its Series D Preferred Stock, $.001 par value to a related party in exchange for $3,000,000 of cash deposits (See Note 5-Insurance Deposits). The Series D Preferred is entitled to 10,000 common votes per share, has no redemption priorities, and is entitled to preference upon the liquidation or sale of substantially all of the Registrant’s assets.

                On December 22, 2003, pursuant to a Subscription Agreement the Registrant issued 100 shares of its Series E Preferred Stock, $.001 par value to a related party in exchange for a Surplus Note in the amount of $1,000,000 (See Note 5 – Insurance Deposits). The Series E Preferred is entitled to 10,000 common votes per share, has no redemption priorities, and is entitled to preference upon the liquidation or sale of substantially all of the Registrant’s assets.

                Series A and B preferred shares are each convertible into 10,000 common shares upon the Registrant's common stock reaching a value of $10 per share.

                Series D and E preferred shares are each convertible into 12,500 common shares commencing one year after the date of issuance.

                The Series B is entitled to receive an annual dividend of $400 per share of Series B. Midwest has renounced all rights to its Series B dividend, leaving an annual dividend remaining on the Series B of $140,000 at December 31, 2003.

NOTE 18-COST OF SERVICES

Cost of services is comprised of the following:

	2003	2002	2001

Employee benefits	$11,421,889	$5,499,070	$4,299,099
Insurance	31,023,726	16,323,144	5,485,824
Other		—	93,655

	$42,445,615	$21,822,214	$9,878,578

NOTE 19-INCOME TAXES The income tax provision (benefit) is comprised of the following:

	2003	2002	2001

Federal
Current	$—	$—	$—
Deferred	—	—	—

State
Current	$—	$—	$—
Deferred	—	—	—

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to net operating losses and the reserves of workers’ compensation. The Registrants’ deferred tax asset is comprised of the following temporary differences:

	2003	2002	2001

Federal Deferred Tax Asset
Net operating loss carry forward	$(680,000)	$(935,000)	$(20,000)
Total deferred assets	(680,000)	(935,000)	(20,000)
Less Valuation Allowance	680,000	935,000	20,000
Total Net deferred assets

	$—	$—	$—

	2003	2002	2001

State Deferred Tax Asset
Net operating loss carry forward	$(680,000)	$(145,000)	$(9,000)
Total deferred assets	(680,000)	(145,000)	(9,000)
Less Valuation Allowance	680,000	145,000	9,000
Total Net deferred assets

	$—	$—	$—

The Company has available net operating loss carry forwards as to which full valuation allowance has been established which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows

	Federal	State
Available through
2018	4,500,000	4,000,000

The differences between income tax provisions (benefits) in the consolidated financial statements and the tax expense (benefit) computed at the US Federal Statutory rate of 34% are as follows:

	2003	2002	2001

Tax provision (benefit) at the US Federal Statutory rate	$820,000	$1,000,000	$—
Net operating loss carryover	(725,000)	(1,000,000)	—
Workers’ compensation reserves	(95,000)	—	—
Provision for income taxes	$—	$—	$—

NOTE 20 – RECLASSIFICATIONS

                Certain amounts for 2001 have been reclassified to conform with 2002 classifications. Such reclassifications had no effect on reported net income.

NOTE 21 - CONTINGENCIES – RISK MANAGEMENT PROGRAM

                Midwest, the Registrant's principal and controlling shareholder, is the sole administrator of the Registrant's risk management program. Additionally, Midwest has arranged for the placing of letters of credit and deposits (amounting to $8,208,366 at December 31, 2003) with the Registrant's insurance carriers upon which the Registrant relies in managing its workplace risk. After reduction for the deposits noted above, and estimated liabilities of acquired subsidiaries amounting to $3,767,522, the estimated cost of claims incurred at December 31, 2003 amounted to $7,531,061. Midwest is primarily responsible for the disbursement of these funds to the estimated, incurred value noted herein.

NOTE 22 – NEW ACCOUNTING PRONOUNCEMENTS

                In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designed after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

                In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

                In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46", Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without addition subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company's results of operations or financial position.

             NOTE 23 – LITIGATION

                 On October 9, 2003, Continental Casualty Company and is related companies (“CNA") commenced an action against The Cura Group, Inc., the Registrant’s operating subsidiary (“Cura”). The action, Continental Casualty Company et al v. The Cura Group, Inc. was filed in the United States District Court, Southern District of Florida. The complaint seeks the replacement of collateral obligations in the amount of $37,720,000. The parties have since stipulated to a stay of the proceedings. The Registrant and Cura filed their answer, affirmative defenses and counterclaims against the plaintiffs on October 31, 2003. The counterclaims allege that CNA imposed arbitrary and falsely inflated premiums and collateral requirements on Cura and that CNA misrepresented Cura’s payroll, status of operation and client base in order to increase premiums and collateral requirements. The Registrant believes that it will resolve the forgoing matter without a materially adverse affect upon its financial condition.

                On November 10, 2003, the Registrant and its subsidiaries, American HR Holdings, Inc. ("AmerHR") and The Cura Group II, Inc. ("Cura II"), were served with a citation and petition in a suit entitled Prairie Capital Mezzanine Fund, L.P. et al. al. v. BACE International Corporation, et. al., in the Texas District Court, Tarrant County. Also named in the action, was William L. Baumgardner, the sole shareholder of BACE International, Inc. ("BACE"). The plaintiffs have alleged that the promissory notes are in default and seek accelerated payment of promissory notes in the aggregate amount of $6,905,946, with interest, made by BACE in connection with BACE's prior acquisition of American Staff Resources Corporation, and its affiliates ("ASR"), which are currently operating subsidiaries of the Registrant. The plaintiffs allege that the Registrant and Cura II assumed BACE's obligation upon the notes when they acquired ASR. The Registrant, AmerHR and Cura II have filed a motion to dismiss the action based upon a lack of personal jurisdiction. The Registrant asserts that the obligations set forth within the Plaintiffs' complaint were never assumed by the Registrant, AmerHR or Cura II and that BACE's misstatements of liabilities in the approximate amount of $14,300,00 exceeds the relief the Plaintiffs are seeking. The Registrant, AmerHR and Cura II intend to defend the action vigorously and have filed a motion to dismiss the action for lack of personal jurisdiction.

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

                Core Employer Services, Inc. (“Core”) commenced an action against the Registrant’s wholly owned subsidiary ABP Group, Inc. (“ABP”) in an action captioned Core Employer Services, Inc. et al. v. ABP Group, Inc. and William L. Baumgardner. Core alleges that ABP and Baumgardner owed Core unpaid commissions in the amount of $4,833,823. ABP denies all of Core’s allegations and asserts that Core has failed to meet its contractual obligations and intends to vigorously defend the action. The action is currently in the discovery stage.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                During the two fiscal years ended December 31, 2003, there have been no changes in or disagreements with the Registrant’s independent accountants on any matter of accounting or financial statement disclosure.

ITEM 9A.               Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

                    The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Registrant concluded that the Registrant’s disclosure controls and procedures were adequate.

(b) Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identify Directors and Executive Officers.

                The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served a such:

	Duration and
	Date of Expiration	Position & Office	Age and
Name	of Present Term	with Registrant	Director Since

William Keywan	One year	President and Director	63
	April 27, 2002 (1)		Nov. 21, 2001

Judson Wagenseller	One year	Executive Vice President	51
	April 27, 2002 (2)		Nov. 21, 2001

Scott Zoppoth	One year	Secretary, Treasurer	43
	Aug. 7, 2002(3)	and Director	Nov. 21, 2001

Anthony R. Russo	One year	Chief Executive and	61
	May 1, 2003 (4)	Financial Officer	Aug. 7, 2002
		and Director

Danny L. Pixler	One year	President, Chief Operating	55
	May 1, 2003 (5)	Officer and Director	Nov. 20, 2002

Peter Campitiello	One year	Secretary	34
			September 1, 2003 (6)

O. Ray McCartha	One year (7)	Director	54
			April 27, 2002

Thomas Cunningham	One year	Director	43
	November 20, 2002 (8)		April 27, 2002

Ivan Dobrin	One year (9)	Director	58
	May 1, 2003		April 27, 2002
- 47 -

_________________________

(1) Mr. Keywan resigned as a director of the Registrant on April 27, 2002.
(2) Mr. Wagenseller resigned as a director of the Registrant on April 27, 2002.
(3) Mr. Zopoth was replaced as an executive officer of the Registrant on 8/7/02,
(4) Mr. Russo was elected as a member of the Registrant’s Board of Directors on April 27, 2002 , and was elected as the Registrant’s Chief Financial and Chief Executive Officer on August 7, 2002. Mr. Russo resigned as an Officer and Director in December 2003.
 (5) Mr. Pixler was elected as the Registrant’s President and Chief Operating Officer on August 7, 2002; and as a member of the Registrant’s Board of Directors on November 20, 2002, to fill the vacancy created by the resignation of Mr. Thomas Cunningham.
(6) Mr. Campitiello was elected as the Registrant’s Secretary on August 7, 2002.
(7) Mr. McCartha was elected as a member of the Registrant’s Board of Directors on April 27, 2002, to fill the vacancy created by the resignation of Mr. Keywan.
(8) Mr. Cunningham was elected as a member of the Registrant’s Board of Directors on April 27, 2002, to fill the vacancy created by the resignation of Mr. Wagenseller. Mr. Cunningham resigned as a member of the Registrant’s Board of Directors on November 20, 2002.
(9) Mr. Dobrin was elected as a member of the Registrant’s Board of Directors on April 27, 2002.

                There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of the Registrant.

Business Experience

                Danny L. Pixler became a member of the Registrant’s Board of Director on November 20, 2002; and was thereafter elected as the Registrant’s President and Chief Operating Officer on August 7, 2002. Prior thereto since May 2002, Mr. Pixler has been a member of the Board of Directors of Edgar Filing.net, Inc., an inactive development stage Nevada corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act. Simultaneously therewith and since March 2002, Mr. Pixler has been a member of the Board of Directors of Momentum Holdings Registrant, an inactive publicly owned and traded Delaware corporation with a class of securities registered pursuant to Section 12(g) of the s Exchange Act. Simultaneously therewith and since 1994, Mr. Pixler was employed by Logistics Management Resources, Inc., a publicly owned and traded Colorado corporation with a class of securities registered pursuant to Section 12(g) of the Exchange Act, and its predecessors in increasingly responsible positions including President since July 1998. Prior thereto from 1993 to 1994, Mr. Pixler served as President of Joseph Land Group, a South Carolina based transportation company with annual sales of approximately $130 million. Prior thereto from 1989 through 1992, Mr. Pixler served as President of Apple Lines, Inc., a South Dakota based truckload refrigerated carrier with annual revenues exceeding $16 million. Prior thereto from 1983 until 1988, Mr. Pixler served as Executive Vice President and General Manager of DFC Transportation, a wholly owned subsidiary of Dean Foods, Inc. with annualized sales of approximately $60 million.

                William Keywan, served as the Registrant’s President and a member of its Board of Director from February 2002 to August 7, 2002. Prior thereto since January 2002, Mr. Keywan served as the Chief Executive Officer of Interstate University, Inc., a privately owned driver training school located in Evansville, Indiana. Prior thereto from 1996 through August 2001, Mr. Keywan served as the Director of Marketing for the Palmer Group, a privately owned Kenworth truck dealership with six locations in the Midwest, where he was primarily responsible for sales, marketing and public relations. Prior thereto from 1989 through 1995, Mr. Keywan founded and served as the President of Certified Transport, Inc. and Certified Logistics, Inc., two privately owned automotive and airfreight transportation companies located in Indiana.

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

                 Scott Zoppoth has served as a member of the Registrant’s Board of Directors since November 2001. Simultaneously therewith and since 1985, Mr. Zoppoth has been has been engaged in the private practice of commercial litigation, business and corporate law in the States of Texas and Kentucky. From 1985 through 1991, Mr. Zoppoth practiced in Houston, TX. From 1998 to 2000, Mr. Zopoth was a partner in the Louisville, KY firm of Zoppoth, Valenti & Hanley, PPLC, and subsequently as Scott P. Zoppoth, PLLC in Louisville. Mr. Zopoth received a Bachelor of Science degree magna cum laude in 1982 from St. John Fisher College (Rochester, NY) in Finance; and a Juris Doctor degree from South Texas College of Law (Houston, TX) in 1985.

                Ivan Dobrin was elected as a member of the Registrant’s Board of Directors on April 27, 2002. Mr. Dobrin has 15 years of experience in the PEO industry. Since 1999, Mr. Dobrin has served as President of the Cura Group, Inc., a subsidiary of the Registrant. Prior thereto from 1992 to 1999, Mr. Dobrin was employed by Staffing Concepts, Inc., a Tampa, Florida PEO in increasingly responsible positions including Director of that companies largest division. Prior thereto since 1986, Mr. Dobrin was a licensee for Action Staffing, Inc., a Tampa, Florida based PEO. Mr. Dobrin received a Bachelor of Arts degree in political science and history from Hofstra University (Hempstead, NY) in 1968. Mr. Dobrin is a member of the National Association of Professional Employer Organizations.

                O. Ray McCartha, was elected as a member of the Registrant’s Board of Directors on April 27, 2002. On August 1, 2002, Mr. McCartha was elected as Executive Vice President of Brentwood Capital Corp., a New York City based merchant banking corporation. Mr. McCartha has 30 years of insurance industry experience. Prior to joining Brentwood, Mr. McCartha founded MAI Risk Management and served as President of SCRMS, a large national alternatives risk management firm. Prior thereto since 1995, he served as Vice President for Florida Employees Excess Insurance Agency, a subsidiary of FCCI Mutual Insurance Registrant. Prior thereto since 1986, Mr. McCartha served as Vice President for Hewitt Coleman & Associates, a large national Third Party Administrator firm. Prior thereto since 1973, he served as an all lines agent for AON, formerly known as Frank B. Hall & Company, a large national insurance brokerage firm. Mr. McCartha served on the Board of a large multi-state insurance company and is currently an instructor with Florida Insurance Schools, a private continuing education school in Florida.

                Peter Campitiello was elected as the Registrant’s Secretary on August 7, 2002. Simultaneously therewith since 1997 Mr. Campitiello has been employed by Levy & Boonshoft, PC, and its predecessor law firm as a corporate and securities attorney. Prior thereto since 1996, Mr. Campitiello was engaged in the private practice of law in the New York City Metropolitan Area. Mr. Campitiello received a Bachelor of Arts degree in political science from LaSalle University (Philadelphia, PA) in 1991; and a Juris Doctor from New York Law School in 1995. Mr. Campitiello is a member of the New York State and City Bar Associations.

                Thomas Cunningham served as the Registrant’s Chief Financial Officer and a member of its Board of Directors from April 27, 2002, to November 20, 2002. Prior thereto since 1998, Mr. Cunningham was employed by America’s PEO Holdings, Inc., a subsidiary of the Registrant as its Chief Financial Officer. Prior thereto since 1995, Mr. Cunningham served as Vice President-Finance for Site Development, Inc., a Ft. Lauderdale, Florida commercial real estate development company. Prior thereto since 1992, Mr. Cunningham was engaged in the private practice of accounting in Cherry Hill, New Jersey. Mr. Cunningham received a Bachelor of Science in Accounting from the University of Delaware in 1983; and was licensed as a certified public accountant by the State of New Jersey in 1992.

ITEM 11. EXECUTIVE COMPENSATION.

(a) General (1) through (7) All Compensation Covered. During the three fiscal years ended December 31, 2002, the aggregate compensation paid to, accrued or set aside for all executive officer and directors of the Registrant was $ 60,000.

(b) Summary Compensation Table.

							Long Term Compensation

	Annual Compensation					Awards	Payments

Name and Position	Year	Salary	Bonuses	Other		Stock	Options	LTIP	Other

William Keywan, President	2001	—	—	—	—	—	—	—
Director, (resigned	2002	—	—	—		—	—	—	—
August 7, 2002)	2003	- 47,000	—	- 45,600		—	—	—	—

Thomas Cunningham, Chief
Financial Officer and	2001	—	—	—		—	—	—	—
Director (resigned	2002	136,250	—	—	—	—	—	—	—	—
Nov. 20, 2002)	2003	133,930	—	—		—	—	—	—

Judson Wagenseller, EVP	2001	—	—	—	—	—	—	—	—
and Director (resigned	2002	—	—	—	—	—	—	—	—
August 7, 2002)	2003	—	—	- 7,500	—	—	—	—	—

Ray McCartha, Director	2001	—	—	—		—	—	—	—
since August 7, 2002	2002	—	—	- 120,000	—	—	—	—	—
	2003	—-		- 120,000	—	—

Ivan Dobrin, Director	2001	—	—	—		—	—	—	—
Since August 7, 2002	2002	180,000	—	—	—	—	—	—	—	—
	2003	183,000	—	—	—	—	—	—	—	—

Scott Zoppoth, Director	2001	—	—	—		—	—	—	—	—	—
since November 21, 2001	2002	—	—	3,000	—	—	—	—	—	—
	2003	—	—	18,000	—	—	—	—	—	—	—

Anthony R. Russo, CEO
and CFO since Aug. 7,	2001	—	—	—		—	—	—	—
2002, and Director since	2002	30,000	—	—	—		—	—	—	—
April 27, 2002	2003	38,000		100,000		—	—	—

Danny L. Pixler, President
And COO since August 7,	2001	—	—	—		—	—	—	—
2002, and Director, since	2002	69,616	—	—	—	—	—	—	—	—
November 20, 2002	2003	165,000	—	—		—	—	—	—

Richard M. Steen, Acting CFO	2001	—	—	—	—	—	—	—	—	—
Since December 26, 2003	2002	—	—	—	—	—	—	—	—	—
	2003	107,000	—	—	—	—	—	—	—	—

Totals	2001	—	—		—	—	—	—
	2002	415,866	—	123,000		—	—	—	—
	2003	673,950	—	291,100	—	—	—

No officer or director was paid any compensation in 2001. No additional payments were made to our officers that served as directors during the two-year period ending December 31, 2002.

(c) Option/SAR Grant Table.

During the fiscal year ended December 31, 2003, the Registrant made no grants of stock options or freestanding SAR’s to any executive officer or director of the Registrant. However, the following table contains information concerning the only options granted by the Registrant during the fiscal year ended December 31, 2002, under any stock option plan:

- 50-
OPTION/SAR GRANTS IN LAST FISCAL YEAR

NAME	NUMBER OF SHARES GRANTED OPTIONS/SAR’s GRANTED (1)	PERCENT OF TOTAL OPTIONS EXERCISE IN FISCAL YEAR (2)	PRICE PER SHARE	EXPIRATION DATE	UNDERLYING

Brentwood
Capital
Corp.	600,000	100%	$.10	2/15/03

(1) The option was granted under the Registrant’s 2002 Stock Option Plan (the “SOP”)at an exercise price equal to 100% of the market value of the Registrant’s Common Stock on the date of grant, has a one year term and vests immediately.

The Registrant’s SOP provides for options that may be granted to eligible employees and non-employee directors and advisors of the Registrant or its subsidiaries. An aggregate of 10,000,000 shares of common stock of the Registrant are authorized to be issued under the SOP. At December 31, 2002, 9,400,000 shares of common stock were available for future grants under the SOP. The SOP became effective on September 9, 1998, and options may be granted through the tenth anniversary date that the SOP became effective. The stock options are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code. The purposes of the SOP is to retain and attract persons of training, experience and ability to serve as employees of the Registrant and its subsidiaries and to serve as non-employee directors and advisors of the Registrant, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Registrant and its subsidiaries.

The SOP is administered by the SOP Committee of the Board of Directors (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares, the vesting of the shares and all of the terms of the awards. The Registrant may at any time amend or terminate the SOP. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of an amendment to the SOP is necessary only when required by applicable law or stock exchange rules.

(2) The percentage reflects the percent of total options granted by the Registrant during fiscal 2002.

(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. During the fiscal year ended December 31, 2002, no stock options or freestanding SAR’s were exercised by any executive officer or director of the Registrant. However, the following table contains information concerning the only options exercised during the fiscal year ended December 31, 2002, under any stock option plan:
- 51 -
AGGREGATE OPTION/SAR EXERCISES IN 2002 AND AT FISCAL YEAR END OPTION SAR VALUES

NAME	SHARES ACQUIRED ON EXERCISE	VALUE REAL- IZED	NUMBER OF SHARES UNDERLYING UNEXERCISED OPTIONS AT FISCAL YEAR-END (EXERCISABLE/ UNEXERCISABLE)	VALUEOF IN-THE-MONEY OPTIONS AT FISCAL YEAR-END (EXERCISABLE/ UNEXERCISABLE)

Brentwood
Capital
Corp.	600,000	$60,000	-0-	-0-

(e) Long-Term Incentive Plan (“LTIP”) Awards Table. During the three fiscal years ended December 31, 2002, the Registrant made no LTIP awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owner. The information is furnished as of December 31, 2002, as to the number of shares of the Registrant’s Common Stock, $.001 par value per share, owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:

Name and Address	Amount and Nature
of Beneficial Owner	of Beneficial Ownership	Percentage of Class (1)

Midwest Merger Management, LLC
10602 Timberwood Circle, Suite # 9
Louisville, KY 40223	2,050,000	24.2%

Alan B. Willard
5101 Northwest 21st St. - Suite 350
Ft. Lauderdale, FL 33309	1,000,000	10.4%

Danny L. Willard
5101 Northwest 21st St. - Suite 350
Ft. Lauderdale, FL 33309	1,000,000	10.4%

Thomas Cunningham
200 Lake Drive East – Suite 110
Cherry Hill, NJ 08002	642,984	6.7.%
- 52 -
__________________
(1) Based upon an aggregate of 9,547,811 shares of common stock outstanding. On September 30, 2002, and as previously disclosed in Item 1, the Registrant issued an aggregate of 80 shares of its Series A Preferred Stock to Brentwood. The Series A Shares vote as 800,000 shares of common stock. In addition, on November 21, 2002, in connection with the Registrant’s acquisition of APEO, and as reported in the Registrant’s Form 8-K Current Report dated November 21, 2001, the Registrant issued an aggregate of 1,100 shares of its Series B Preferred Stock to Midwest. During the period between September 30, 2003 and December 31, 2003, and as previously disclosed herein in Item1, the Registrant issued 350 shares of its Series B to Midwest. In November 2003, Midwest transferred 350 shares of Series B to Harmon Burns, a previously non-affiliated third-party. The Series B Shares vote as 14,500,000 shares of common stock. Between September 30, 2003, and December 31, 2003, and as previously disclosed in Item 1, the Registrant issued an aggregate of 300 shares of its Series D Preferred Stock to Midwest. Midwest’s Series D Shares vote as 3,000,000 shares of common stock. Between September 20, 2003 and December 31, 2003, and as previously disclosed in Item 1, the Registrant issued an aggregate of 100 shares of its Series E Preferred Stock to Midwest. Midwest’s Series E shares vote as 1,000,000 shares of common stock. Accordingly, and giving effect to the voting rights of the two outstanding classes of the Registrant’s Preferred Stock, an aggregate of 29,267,811 shares may be deemed to be outstanding. Assuming 29,267,811 shares outstanding, the percentage of the Registrant’s class for the one entity and three individuals listed in the foregoing table would be 80%, 2.8%, 2.8% and 1.8%, respectively.

The following is a summary of the principal rights and preferences of the Series B Shares:

1. Voting: The Series B Shares, which vote together as a single class with the shares of the Registrant’s common stock on all matters, are entitled to 10,000 votes for each share of Series B held by Midwest. Accordingly, the Series B Shares are entitled to 11,000,000 votes or 31% of the Registrant’s voting securities. In addition, and except as otherwise expressly provided by law, the holders of Series B Shares shall be entitled to elect such number of directors of the Registrant as shall equal two thirds of the entire Board of Directors;

2. Conversion: The holders of the Series B Shares become eligible to convert the 1,100 shares same into an aggregate of 11,000,000 shares of the Registrant’s common stock (at $.10 per common share at the rate of 10,000 shares of common stock for each Series B) Share as follows:

A. 10% on or after the lowest average of the closing bid prices of the Registrant’s common stock on any ten consecutive trading days during the 20 trading days immediately preceding the conversion date shall have been a minimum of $10.00;

B. 20% on or after the lowest average of the closing bid prices of the Registrant’s common stock on any ten consecutive trading days during the 20 trading days immediately preceding the conversion date shall have been a minimum of $15.00;

C. 30% on or after the lowest average of the closing bid prices of the Registrant’s common stock on any ten consecutive trading days during the 20 trading days immediately preceding the conversion date shall have been a minimum of $20.00;

D. 40% on or after the lowest average of the closing bid prices of the Registrant’s common stock on any ten consecutive trading days during the 20 trading days immediately preceding the conversion date shall have been a minimum of $25.00;

E. 50% on or after the lowest average of the closing bid prices of the Registrant’s common stock on any ten consecutive trading days during the 20 trading days immediately preceding the conversion date shall have been a minimum of $30.00;

F. 60% on or after the lowest average of the closing bid prices of the Registrant’s common stock on any ten consecutive trading days during the 20 trading days immediately preceding the conversion date shall have been a minimum of $35.00;
- 53 -

G. 70% on or after the lowest average of the closing bid prices of the Registrant’s common stock on any ten consecutive trading days during the 20 trading days immediately preceding the conversion date shall have been a minimum of $40.00;

H. 80% on or after the lowest average of the closing bid prices of the Registrant’s common stock on any ten consecutive trading days during the 20 trading days immediately preceding the conversion date shall have been a minimum of $45.00;

I. 90% on or after the lowest average of the closing bid prices of the Registrant’s common stock on any ten consecutive trading days during the 20 trading days immediately preceding the conversion date shall have been a minimum of $50.00; and

J. 100% on or after the lowest average of the closing bid prices of the Registrant’s common stock on any ten consecutive trading days during the 20 trading days immediately preceding the conversion date shall have been a minimum of $55.00;

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

7. Redemption . At any time after the tenth anniversary of the issuance of the Series B Shares (the “Anniversary Date”), the Registrant’s Board of Directors shall have the right and option, on written notice to the holders of the Series B Shares, to either: (i) redeem all of the outstanding Series B Shares at a price per Series B Share equal to 75% of the average of the closing bid and asked prices of the Registrant’s common stock on any ten consecutive trading days during the 20 trading days immediately preceding the Anniversary Date times 10,000; or (ii) exchange ten thousand (10,000) shares of its authorized but unissued common stock for each Series B Share then issued and outstanding; or (iii) renewing the conversion terms and conditions of Section 1 for an additional five years; or (iv) any combination of the foregoing.

If the assets of the Registrant shall prove insufficient under Nevada law to permit the Registrant to effect redemption, of all of the Series B Shares which are outstanding at the time the notice of the redemption is sent by the Registrant, the Registrant may redeem, on a pro rata basis, that percentage of the Series B Shares, if any, which its Board of Directors elects to redeem;

(b) Security Ownership of Management. The following information is furnished as of December 31, 2002, as to the number of shares of the Registrant’s Common Stock, $.001 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:
- 54 -
Name and Address	Amount and Nature
of Beneficial Owner	of Beneficial Ownership	Percentage of Class (1)

Anthony R. Russo
477 Madison Ave. - 12th Floor
New York, NY 10022	—	0.0%

Danny L. Pixler
5101 NW 21st Ave. - Suite 350
Ft. Lauderdale, FL 33309	—	0.0%

O. Raymond McCartha	—	0.0%
477 Madison Avenue, 12th Floor
New York, NY 10022

Ivan Dobrin	—	0.0%
5101 NW 21st Ave. – Suite 350
Ft. Lauderdale, FL 33309

Scott Zoppoth	—	0.0%
477 Madison Avenue, 12th Floor
New York, NY 10022

All officers and directors as a group
of five persons	—	0.0%

_________________________
(c) Changes in Control. The April 19, 2002, transaction between the six former principal stockholders of the Registrant and Midwest, previously disclosed in Item 1 and hereinafter disclosed in Item 12, may be deemed to be a change of control of the Registrant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2002, with respect to compensation plans (including individual compensation arrangements) under which the Registrant’s common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)

Equity compensation plans
approved by security holders	-0-	-0-	-0-

Equity compensation plans not
approved by security holders	-0-	-0-	-0-
	—	—

Total	-0-	-0-	-0-

- 55 -
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 31, 2002, Midwest Merger Management, LLC, the Registrant’s principal stockholder, executed and delivered a $210,000 promissory note to the Registrant. The note, which bears interest at the rate of 6% per annum, is due on January 2, 2004, is payable in four equal quarterly installment of $55,550, and memorializes accommodation advances made during 2002.

Risk Management Agreement

On January 1, 2002, the Registrant entered into a Risk Management Agreement with Midwest Merger Management, LLC, a Kentucky limited liability company and the Registrant’s principal and controlling stockholder (“Midwest”), wherein the Registrant engaged Midwest to assume all responsibility for managing the cost of workplace accidents that occur during the five year term of the agreement. In consideration for a negotiated percentage of the Registrant’s gross payroll (the “Service Fee”) and reimbursement for expenses, Midwest agreed to: (i) retain and service such Workers’ compensation Insurance coverage as Midwest deems reasonable and prudent at its sole cost and expense; (ii) establish such deductible levels as Midwest deems reasonable and prudent; (iii) assume responsibility for and promptly make all required payments below the applicable deductibles; (iv) engage and utilize the services of a reputable independent third party administrator to timely pay all approved workers claims; and (v) arrange with such third party administrator for CSRV’s examination and copying, during normal business hours and on reasonable advanced written notice, of the agent’s books and records.

On December 4, 2003, the Registrant and Midwest agreed to amend Midwest’s Service Fee under the Risk Management Agreement to be increased from three and one-half percent (3.5%) to four and one-third percent (4.39%) of payroll of the Registrant’s operating subsidiaries.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Rosenberg Rich Baker Berman & Company, our principal accountants, for professional services rendered for the audit of the Company's annual financial statements for the last two fiscal years and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the last two fiscal years was $155,249 and $147,932, respectively.

Tax Fees. The aggregate fees billed by the Company's principal accountants for tax compliance, tax advice and tax planning services rendered to the Company during the last two fiscal years was $19,766 and $90,995, respectively.

All Other Fees. The aggregate fees billed by our principal accountants services rendered to the Company during the last two fiscal years, other than as reported above, was $34,221` and $107,974, respectively.

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits: None

(b) Reports on Form 8K: During the last quarter of the fiscal year ended December 31, 2003, and to the date of the filing of this Annual Report the Registrant filed two Form 8-K Current Reports dated November 19, 2003 and January 23, 2004. The November 19, 2003 Current Report disclosed the Registrant’s results of operations for the period ending September 30, 2003 and included a copy of the Registrant’s November 18, 2003 Press Release. The January 23, 2004 Report disclosed the resignation of O. Raymond McCartha from the Registrant’s Board of Directors and the nomination and election of Eugene M. Weiss as Mr. McCartha’s replacement as reported in Item 1 of this Form 10-K.
- 56 -
SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 29, 2004

Certified Services, Inc.

By: /s/ Danny L. Pixler
Danny L. Pixler, President,
Chief Executive Officer
and Director

By: /s/ Richard M. Steen
Richard M. Steen,
Acting Chief Financial Officer
- 57 -
CERTIFICATIONS

I, Danny L. Pixler, the Registrant’s Chief Executive Officer certifies that:

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

4. The Registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2004

/s/ Danny L. Pixler
Chief Executive Officer
- 58 -
I, , the Registrant’s Chief Financial Officer, certifies that:

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

4. The Registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2004

/s/ Richard M. Steen
Acting Chief Financial Officer
- 59 -