Form 10-K/A
period 2003-12-31
CERTIFIED SERVICES INC
filed 2004-04-22
CIK 1118326

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

CERTIFICATIONS

PART I

                Cautionary Note Regarding Forward-Looking Statements

                In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), Certified Services, Inc. (“Certified” or the “Registrant”) is hereby providing cautionary statements identifying important factors that could cause the Registrant’s actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Registrant herein, in other filings made by the Registrant with the Securities and Exchange Commissions, in press releases or other writings, or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will result,” “are expected to,” “anticipated,” “plans,” intends,” “will continue,” “estimated,” and “projection”) are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Registrant to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following:

(i)	Volatility of costs of workers’ compensation insurance coverage and profits generated from the workers’ compensation component of the Registrant’s service offering under the Registrant’s loss sensitive workers’ compensation programs;

(ii)	volatility of state unemployment taxes;

(iii)	the uncertainties relating to the collateralization requirements related to as well as availability and renewal of the Registrant’s medical benefit plans, general insurance and workers’ compensation insurance programs for the worksite employees;

(iv)	uncertainties as to the amount the Registrant will pay to subsidize the costs of medical benefit plans;

(v)	possible adverse application of certain federal and state laws and the possible enactment of unfavorable laws or regulation;

(vi)	litigation and other claims against the Registrant and its clients including the impact of such claims on the cost, availability and retention of the Registrant’s insurance coverage programs;

(vii)	impact of competition from existing and new businesses offering human resources outsourcing services;

(viii)	risks associated with expansion into additional markets where the Registrant does not have a presence or significant market penetration;

(ix)	risks associated with the Registrant’s dependence on key vendors and the ability to obtain or renew benefit contracts and general insurance policies at rates and with retention amounts acceptable to the Registrant;

(x)	an unfavorable determination by the Internal Revenue Service or Department of Labor regarding the status of the Registrant as an “employer”;

(xi)	the possibility of client attrition due to the Registrant’s decision to increase the price of its services, including medical benefits;

(xii)	risks associated with geographic market concentration;

(xiii)	the financial condition of clients;

(xiv)	the effect of economic conditions in the United States generally on the Registrant’s business;

(xv)	the failure to properly manage growth and successfully integrate acquired companies and operations

(xvi)	risks associated with providing new service offerings to clients

(xvii)	the ability to secure outsides financing at rates acceptable to the Registrant

(xviii)	risks associated with third party claims related to the acts, errors or omissions of the worksite employees; and

(xix)	other factors which are described in further detail in this Annual Report on Form 10-K and in other filings by the Registrant with the Securities and Exchange Commission.

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

In providing these services, the Registrant becomes a co-employer of the worksite employees. Employment-related liabilities are contractually allocated between the Registrant and the client. The Registrant assumes responsibility for and manages the risks associated with: (i) the administration of worksite employee payroll; (ii) workers’ compensation insurance coverage; and (iii) compliance with certain employment-related governmental regulations. The client retains the worksite employees’ services in its business and remains responsible for compliance with other employment-related governmental regulations that are more closely related to worksite employee supervision. The Registrant charges its clients a service fee to cover the cost of certain employment-related taxes, workers’ compensation insurance coverage and administrative and field service s. This service fee is invoiced to the client together with the salaries and wages of the worksite employees and the client’s portion of health and retirement benefit plan costs.

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

In recent years, the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many small and emerging growth companies such as the Registrant, which may be unrelated to the operating performances of the specific companies. Some companies that have experienced volatility in the market place of their stock have been the objects of securities class action litigation. If the Registrant became the object of securities class action litigation, it could result in substantial costs and a diversion of its management’s attention and resources and have an adverse effect on the Registrant’s ability to implement its business plan. In addition, holders of shares of the Registrant’s common stock could suffer substantial losses as a result of fluctuations and declines in the market price of th e Registrant’s common stock.

                The trading of shares of the Registrant’s common stock is subject to limitations set forth in Rule 1 Sg-9 of the Securities Exchange Act. This rule imposes sales practice requirements on broker-dealers who sell so-called “penny stocks” to persons other than established customers, accredited investors or institutional investors. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer: (i) approve a person’s account for transactions in penny stocks; and (ii) receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person; and (ii) m ake a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent dis closing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a) Full Fiscal Years Ended December 31, 2003 and 2002

Revenues

The Registrant has adopted a new revenue recognition policy under which the salaries, wages and certain payroll taxes of worksite employees will no longer be recognized as revenue components (‘net method’). The change in policy was made in response to an industry wide SEC comment letter requesting the change to the net method of revenue recognition which was based in part on the collective weight of the indicators included in Emerging Issues Task Force Issue No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent (“EITF 99-19”). The policy has been applied to the current financial statement and retroactively applied to the previous year’s financial statement. Accordingly the company netted $866,000,000 of payroll and related taxes for the year ended December 31, 2003 and $502 million for the year ended December 31, 200 2. The new policy will have no effect on the gross profit, net income or shareholders’ equity amounts previously reported by the Registrant in its public filings. The BACE PEO operations acquisition by the Registrant contributed $300 million of payroll and payroll taxes for the Year 2003.

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

- 23 -

                 Marketing and Selling Expense was 5.8% for Year 2003 compared to $4.2 million for Year 2002, representing an increase of $1.6 million or 38.1%. The acquisition of BACE's PEO Operations increased selling commissions by $3.0 million, representing 187.5% of the overall increase for Year 2003 compared to 10.4% for Year 2002.

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

Full Fiscal Years Ended December 31, 2002 and 2001

Revenues

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

The operations of CURA are included in the accompanying consolidated statement of operations from the date of acquisition, July 1, 2002 through December 31, 2002. (see Item 7. Financial Statements) The pro forma unaudited consolidated statements of operations for the years ended December 31, 2002 and 2001 for the Registrant, including CURA, appear below:

                                                  (in thousands)
                                                Year Ended December 31,
                                                2002               2001
                                                ----               ----

Revenues                                  $    52,299          $   29,868
Cost of service                               (31,039)            (24,400)
                                               ------              -------
Gross profit                                   21,260               5,468
Operating expenses                            (21,229)            (11,450)
                                               ------               ------
Net income (loss)                          $       31           $  (5,982)
                                               ======              =======

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

                Net cash used by operating activities was $3.3 million for 2003 and $1.4 million for Year 2002. .

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
9,547,811 and 8,447,811 issued and outstanding in 2003
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

	2003	2002	2001

Revenue (gross billings of $933 million,$542 million
and $180 million, less worksite employee
payroll costs of $852 million,
$502 million and $166 million, respectively)	$78,510,210	$40,406,261	$13,711,112

Cost of service	42,445,615	21,822,214	9,878,578

Gross profit	36,064,595	18,584,047	3,832,534

Operating expenses
Compensation and benefits	11,914,059	4,987,722	1,474,060
Marketing and selling	5,847,286	4,248,954	1,062,508
General and administrative	15,300,810	6,326,964	1,994,367
Interest, net	590,737	29,634	35,490

Total Operating Expenses	33,652,892	15,593,274	4,566,425

Net income (loss)	$2,411,703	$2,990,773	$(733,891)

Net income (loss) per share – basic and fully diluted	$0.27	$0.51	$(0.21)

Weighted average number of common shares outstanding -
Basic and fully diluted	8,976,978	5,815,307	3,421,145

See notes to the consolidated financial statements.

- 28 -

Certified Services, Inc. and Subsidiaries Consolidated Statement of Stockholders’ Equity (Impairment)

	Preferred		Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total

Balance, January 1, 2001	—	$—	3,421,145	$3,421	95,885	$(1,688,095)	$(1,588,789)
Issuance of shares in completion
of reorganization in 2001	—	—	725,000	725	35,525	—	36,250
Issuance of shares for services in
reorganization and acquisitions	—	—	945,000	945	93,555	—	94,500
Issuance of shares for purchase
The Cura Group, Inc.	—	—	2,000,000	2,000	498,000	—	500,000
Shares issued for cash	—	—	281,666	282	91,700	—	91,982
Exchange of shares resolving
purchase of APEO Holdings, Inc.	-406.667	-1	850,000	850	(849)	—	—
Issuance of shares for cash and
additional consideration	1,578	2	—	—	19,719,998	—	19,720,000
Issuance of shares for services	—	—	225,000	225	67,275		67,500
Net income						2,990,773	2,990,773

Balance, December 31, 2002	2,678	$3	8,447,811	$8,448	$22,107,754	$704,490	$22,820,695

Issuance of shares for services			450,000	450	359,550		360,000
Issuance of shares for Assets	1,520	1			18,999,999		19,000,000
Issuance of shares in
connection with forming
American HR Holdings	—	—	650,500	650	577,850		578,500
Cancellation of shares issued for
Assets	-3018	-2			(37,719,998)		(37,720,000)
Preferred Series B – Issuance	350	1			3,499,999		3,500,000
of shares for cash and
additional consideration
Preferred Series D – issuance	-300	1			2,999,999		3,000,000
of shares for surplus note
Preferred Series E – issuance	-100	1			999,999		1,000,000
of shares issued for cash

Net income						2,411,703	2,411,703

Balance, December 31, 2003	1,930	5	9,547,811	9,548	$11,825,152	3,116,193	14,950,898

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

	2003	2002	2001

Cash paid during the year for:
Interest Expense	$609,101	$115,997	$37,466
Income Taxes	—	—	—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital stock accounts and additional paid in capital were adjusted in 2003 for the following:

The Registrant purchased the PEO operations excluding Staff America of BACE International in an acquisition with the following components:

Liabilities assumed in excess of assets	$9,204,620
Stock issued – 650,000 of common stock	578,500
Cash	350,000
Promissory note	3,500,000
Acquisition indebtedness	2,225,814

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

Income (Loss) Per Common Share

                Basic and diluted income (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. The number of potential common shares outstanding were 8,976,978, 5,815,307 and 3,421,145, respectively, for the years ended December 31, 2003, 2002 and 2001.

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

                 Depreciation expense charged to operations amounted to $737,146, $274,538, and $57,567 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 8-EXCESS PURCHASE PRICE OVER NET BOOK VALUE OF ASSETS ACQUIRED

                The excess cost over net book value of assets acquired is comprised of:

	2003	2002

APEO Holdings, Inc.
Cash	$1,100,000	$1,100,000
Non-interest bearing promissory note
subjected to an 8% present value discount	821,990	821,990
Shares of Common Stock	406,667	406,667
Transaction costs	88,781	88,781

	2,417,438	2,417,438
Less: Net assets	(8,250)	(8,250)

	2,409,188	2,409,188

The Cura Group, Inc.
6% three year promissory note	2,313,889	2,313,889
6% three month promissory note	136,111	136,111
Shares of Common Stock	500,000	500,000

	2,950,000	2,950,000
Add: Net Liabilities	5,248,449	5,248,449

	8,198,449	8,198,449

American HR Holdings Inc.
Common Stock	578,500	—
Cash and Notes	6,075,815	—

	6,654,315	—
Add: Net Liabilities	9,204,620	—

Total	15,858,934	—

TOTAL	$26,466,572	$10,607,637

NOTE 9-OTHER ASSETS Other assets consist of the following:

	2003	2002

Note receivable	$148,920	$208,919
Investments	1,005,000	—
Prepaid expenses	940,627	343,833
Noncomplete covenant	72,355	—
Acquisition costs	542,277	484,031
Deposits	84,124	191,700

Total	2,793,303	1,228,483
Less: current portion	1,153,627	516,831

	$1,639,676	$711,652

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

                In 2002, Midwest provided annual renewable letters of credit (“LCs”) in favor of the Registrant’s worker’s compensation insurance carrier, which at December 31, 2002 amounted to $18,720,000. (See Note 5-Insurance Deposits). The Registrant issued to Midwest 1,498 of its Series A Preferred Stock, $.001 par value pursuant to a Subscription Agreement executed with each LC contributed. (See Note 17-Preferred and Common Stock) Subsequent to December 31, 2002 the Letters of Credit were alleged to be not valid and the 1,498 preferred shares were returned to the Company.

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

                Properties under capital leases are as follows:

	2003	2002

Furniture and fixtures	$148,040	$239,492
Computer equipment	1,138,905	286,102

Subtotal	1,286,945	525,594
Less accumulated amortization	(234,142)	(140,784)

Total	$1,052,803	$384,810

The following is a schedule of minimum lease payments due under capital leases as of the:
Year Ending December 31,
2004	$187,276	$226,166
2005	53,912	110,224
2006	31,393	20,265
2007	26,113	—

Total net minimum capital lease payments	298,694	356,655
Less amounts representing interest	(74,889)	(47,698)

Present value of net minimum capital lease payments	223,805	308,957
Less current maturities of capital lease obligations	(140,299)	(190,648)

Obligations under capital leases, excluding current maturities	$83,506	$118,309

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
$1,000,000 line of credit, expiring November, 2004, with Interest at the LIBOR Market Index Rate plus 2%, collateralized by cash deposits of $1,000,000 and $0, respectively
	1,000,000
Non-interest bearing acquisition promissory note of $1,000,000 payable in equal monthly installments over 72 months commencing January 10, 2002 after an 8% present value discount.
	588,950	685,027
6% interest bearing acquisition promissory note of $2,313,889 originally payable in equal monthly installments over 34 months commencing January 3, 2003 and on January 27, 2004 amended whereby the obligation is payable over 55 months commencing February 15, 2004
	1,847,608	2,313,889
6.5% interest bearing acquisition promissory note amount of $1,430,000 due in 5 equal annual installments commencing March 20, 2003
	1,144,000	—
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
	682,392	—
4% interest bearing promissory note of $3,500,000 payable in 59 equal monthly installments commencing August 1, 2003
	3,403,362	—

Installment note payable secured by equipment	188,598	7,665

	11,354,910	4,223,581
Less: current portion	5,127,382	2,153,571

	$6,227,528	$2,070,010

Unused credit available on the lines of credit was $0 and $1,912,000 at December 31, 2003 and 2002 respectively.

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

                The following is a schedule of future minimum rental payments (exclusive of common area charges) required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31:

	2003	2002

2004	$1,145,580	$654,051
2005	952,458	518,372
2006	503,134	266,223
2007	475,515	266,150
2008	413,896	268,384
Thereafter	446,080	483,112

Total minimum payments required	$3,936,664	$2,456,282

                Rent expense charged to operations were $1,297,751 and $475,978 for the years ended December 31, 2003 and 2002, respectively.

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

- 43 -
Preferred Stock
	Shares
	Designated	Outstanding	Par Value
Series A, $.001 par value	100	80	1
Series B, $.001 par value	100,000	1450	2
Series D, $.001 par value	10,000	300	1
Series E, $.001 par value	10,000	100	1

	120,010	1,930	5

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

NOTE 18-COST OF SERVICES

Cost of services is comprised of the following:

	2003	2002	2001

Employee benefits	$11,421,889	$5,499,070	$4,299,099
Insurance	31,023,726	16,323,144	5,485,824
Other	—	—	93,655

	$42,445,615	$21,822,214	$9,878,578

NOTE 19-INCOME TAXES The income tax provision (benefit) is comprised of the following:

	2003	2002	2001

Federal
Current	$—	$—	$—
Deferred	—	—	—

State
Current	$—	$—	$—
Deferred	—	—	—

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to net operating losses and the reserves of workers’ compensation. The Registrants’ deferred tax asset is comprised of the following temporary differences:

	2003	2002	2001

Federal Deferred Tax Asset
Net operating loss carry forward	$(680,000)	$(935,000)	$(20,000)
Total deferred assets	(680,000)	(935,000)	(20,000)
Less Valuation Allowance	680,000	935,000	20,000

Total Net deferred assets	$—	$—	$—

	2003	2002	2001

State Deferred Tax Asset
Net operating loss carry forward	$(45,000)	$(145,000)	$(9,000)
Total deferred assets	(45,000)	(145,000)	(9,000)
Less Valuation Allowance	45,000	145,000	9,000

Total Net deferred assets	$—	$—	$—

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

- 45 -

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

45

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

- 49-

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

The Registrant’s SOP provides for options that may be granted to eligible employees and non-employee directors and advisors of the Registrant or its subsidiaries. An aggregate of 10,000,000 shares of common stock of the Registrant are authorized to be issued under the SOP. At December 31, 2002, 9,400,000 shares of common stock were available for future grants under the SOP. The SOP became effective on September 9, 1998, and options may be granted through the tenth anniversary date that the SOP became effective. The stock options are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code. The purposes of the SOP is to retain and attract persons of training, experience and ability to serve as employees of the Registrant and its subsidiaries and to serve as non-employee dir ectors and advisors of the Registrant, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Registrant and its subsidiaries.

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

__________________
(1) Based upon an aggregate of 9,547,811 shares of common stock outstanding. On September 30, 2002, and as previously disclosed in Item 1, the Registrant issued an aggregate of 80 shares of its Series A Preferred Stock to Brentwood. The Series A Shares vote as 800,000 shares of common stock. In addition, on November 21, 2002, in connection with the Registrant’s acquisition of APEO, and as reported in the Registrant’s Form 8-K Current Report dated November 21, 2001, the Registrant issued an aggregate of 1,100 shares of its Series B Preferred Stock to Midwest. During the period between September 30, 2003 and December 31, 2003, and as previously disclosed herein in Item1, the Registrant issued 350 shares of its Series B to Midwest. In November 2003, Midwest transferred 350 shares of Series B to Harmon Burns, a previously non-affiliated third-party. The Series B Shares vote as 14,500,000 shares of common stock. Between September 30, 2003, and Decemb er 31, 2003, and as previously disclosed in Item 1, the Registrant issued an aggregate of 300 shares of its Series D Preferred Stock to Midwest. Midwest’s Series D Shares vote as 3,000,000 shares of common stock. Between September 20, 2003 and December 31, 2003, and as previously disclosed in Item 1, the Registrant issued an aggregate of 100 shares of its Series E Preferred Stock to Midwest. Midwest’s Series E shares vote as 1,000,000 shares of common stock. Accordingly, and giving effect to the voting rights of the two outstanding classes of the Registrant’s Preferred Stock, an aggregate of 29,267,811 shares may be deemed to be outstanding. Assuming 29,267,811 shares outstanding, the percentage of the Registrant’s class for the one entity and three individuals listed in the foregoing table would be 80%, 2.8%, 2.8% and 1.8%, respectively.

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

6. Poison Pill. If, at any time during the first ten years following the issuance of the Series B Shares, any of the following events shall occur, then, on five days prior written notice to the Registrant, all of the Series B Shares shall be convertible into 11,000,000 shares of common stock; (i) the Registrant shall become the subject of a tender offer by any individual, firm or entity; (ii) a proxy contest or any other effort to unseat the Board of Directors of the Registrant as then constituted; (iii) any consolidation or merger of the Registrant with or into another entity or any merger of another entity into the Registrant (iv) any sale or transfer of all of the assets of the Registrant; or (v) any compulsory share exchang e, pursuant to which any holders of common stock shall be entitled to receive other securities, cash or other property;

7. Redemption . At any time after the tenth anniversary of the issuance of the Series B Shares (the “Anniversary Date”), the Registrant’s Board of Directors shall have the right and option, on written notice to the holders of the Series B Shares, to either: (i) redeem all of the outstanding Series B Shares at a price per Series B Share equal to 75% of the average of the closing bid and asked prices of the Registrant’s common stock on any ten consecutive trading days during the 20 trading days immediately preceding the Anniversary Date times 10,000; or (ii) exchange ten thousand (10,000) shares of its authorized but unissued common stock for each Series B Share then issued and outstanding; or (iii) ren ewing the conversion terms and conditions of Section 1 for an additional five years; or (iv) any combination of the foregoing.

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

Risk Management Agreement

On January 1, 2002, the Registrant entered into a Risk Management Agreement with Midwest Merger Management, LLC, a Kentucky limited liability company and the Registrant’s principal and controlling stockholder (“Midwest”), wherein the Registrant engaged Midwest to assume all responsibility for managing the cost of workplace accidents that occur during the five year term of the agreement. In consideration for a negotiated percentage of the Registrant’s gross payroll (the “Service Fee”) and reimbursement for expenses, Midwest agreed to: (i) retain and service such Workers’ compensation Insurance coverage as Midwest deems reasonable and prudent at its sole cost and expense; (ii) establish such deductible levels as Midwest deems reasonable and prudent; (iii) assume responsibility for and promptly make all required payment s below the applicable deductibles; (iv) engage and utilize the services of a reputable independent third party administrator to timely pay all approved workers claims; and (v) arrange with such third party administrator for CSRV’s examination and copying, during normal business hours and on reasonable advanced written notice, of the agent’s books and records.

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

All Other Fees. The aggregate fees billed by our principal accountants services rendered to the Company during the last two fiscal years, other than as reported above, was $34,221 and $107,974, respectively.

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits:

31.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: March 29, 2004

/s/ Richard M. Steen
Acting Chief Financial Officer
- 59 -

EXHIBIT INDEX

31.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002