Form 10-Q
period 2004-03-31
CERTIFIED SERVICES INC
filed 2004-05-12
CIK 1118326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 0-31527

CERTIFIED SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0444079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5101 N.W. 21st Avenue, Suite 350 Fort Lauderdale, Florida	33309
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (954) 315-2300

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes   ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value, 9,547,811 shares at March 31, 2004.

Transitional Small Business Disclosure Format (Check one):     Yes  ☐    No  ☒

CERTIFIED SERVICES, INC.
FORM 10-Q
For the Quarter Ended March 31, 2004

``

CERTIFIED SERVICES, INC.
FORM 10-Q
For the Quarter Ended March 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated balance sheet of the Registrant as of March 31, 2004, the audited consolidated balance sheet at December 31, 2003, and the unaudited condensed consolidated statements of operations for the three months ended March 31, 2004 and March 31, 2003 follow. These condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the Registrant's results for the interim periods presented.

Certified Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
Assets	(Unaudited)
Current Assets
Cash	$1,537,199	$432,414
Cash, restricted	3,063,101	3,055,686
Accounts receivable	30,342,479	20,906,147
Insurance deposits	9,460,779	8,208,366
Related party receivables	1,227,515	286,385
Other current assets	2,402,878	1,153,627
Total Current Assets	48,033,951	34,042,625
Property and equipment, at cost, net of accumulated depreciation of
equipment, at cost, net of accumulated $2,130,300 and $2,029,155, respectively	1,447,424	1,617,837
Excess purchase price over net book value of assets acquired	26,466,572	26,466,572
Other assets	1,743,710	1,639,676
Total Assets	$77,691,657	$63,766,710

Liabilities and Shareholders' Equity
Current liabilities
Current portion of notes payable	$5,079,472	$5,127,382
Accounts payable	6,788,749	6,041,231
Accrued expenses	41,068,664	28,442,855
Current portion of capital lease obligations	127,148	140,299
Total Current Liabilities	53,064,033	39,751,767
Long term notes payable	5,654,995	6,227,528
Long term portion of capital lease obligations	73,409	83,506
Long term portion of workers’ compensation claims	1,721,593	2,753,011
Total Liabilities	60,514,030	48,815,812
Commitments and Contingencies
Shareholders' Equity
Preferred shares, $.001 par, 5,000,000 authorized, and 3,981 issued and outstanding in 2004 and 2003, respectively	6	5

Common shares, $.001 par, 100,000,000 authorized, 9,547,811 and 9,547,811 issued and outstanding in 2004 and 2003, respectively	9,548	9,548
Additional paid in capital	13,032,296	11,825,152
Accumulated earnings	4,135,777	3,116,193
Total Shareholders' Equity	17,177,627	14,950,898
Total Liabilities and Shareholders' Equity	$77,691,657	$63,766,710

See notes to the condensed consolidated financial statements.

Certified Services, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2004	2003
Revenue (gross billings of $209 million and $161 million, less worksite employee payroll costs of $185 million	(Unaudited)	(Unaudited)
and $148 million, respectively)
	$24,261,633	$12,712,527

Cost of services	15,905,880	6,798,444

Gross profit	8,355,753	5,914,083

Operating expenses
Compensation and benefits	2,941,048	1,584,212
Marketing and selling	1,106,173	1,313,231
General and administrative	3,169,976	2,279,530
Interest, net	118,972	19,667

Total Operating Expenses	7,336,169	5,196,640

Net income	$1,019,584	$717,443

Net income per share – basic and fully diluted	$.11	$0.08

Weighted average number of common shares outstanding -
Basic and fully diluted	9,547,811	8,448,922

See notes to the condensed consolidated financial statements.

Certified Services, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

					Additional Paid-in Capital	Retained Earnings (Deficit)
	Preferred		Common Stock
	Shares	Amount	Shares	Amount			Total
Balance, January 1, 2003	2,678	$ 3	8,447,811	$ 8,448	$ 22,107,754	$ 704,490	$ 22,820,695
Issuance of shares for services			450,000	450	359,550		360,000
Issuance of shares for Assets	1,520	1			18,999,999		19,000,000
Issuance of shares in connection with forming American HR Holdings	-	-	650,000	650	577,850		578,500
Cancellation of shares issued for
Assets	-3018	-2			(37,719,998)		(37,720,000)
Preferred Series B – Issuance
of shares for assets	350	1			3,499,999		3,500,000
Preferred Series D – issuance	300	1			2,999,999		3,000,000
of shares for surplus note
Preferred Series E – issuance	100	1			999,999		1,000,000
of shares issued for cash
Net income						2,411,703	2,411,703
Balance, December 31, 2003	1,930	5	9,547,811	9,548	11,825,152	3,116,193	14,950,898

Preferred Series D – issuance	121	1			1,207,144		1,207,145
of shares for surplus note

Net Income						1,019,584	1,019,584
Balance, March 31, 2004	2,051	$ 6	9,547,811	$ 9,548	$ 13,032,296	$ 4,135,777	$ 17,177,627

See notes to the consolidated financial statements

Certified Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities	(Unaudited)	(Unaudited)
N(Unaudited)et income	$1,019,584	$717,443
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	196,515	141,596
Bad debt expense	46,293	20,000
Issuance of stock for services	—	41,250
Decrease (increase) in assets
Accounts receivable	(9,482,625)	3,257,739
Other current assets	(2,190,381)	—
Restricted cash	(7,415)	(7,435)
Insurance deposits	(1,252,413)	—
Other assets	(104,034)	(237,048)
Increase (decrease) in liabilities
Accounts payable	747,518	717,674
Workers’ compensation claims	(1,031,418)	—
Accrued expenses	12,437,211	(4,682,506)
Net cash provided by (used in) operating activities	378,835	(31,287)
Cash flows from investing activities
Purchase of property and equipment	(26,102)	—
Proceeds from deposits	—	(331,933)
Cash paid for business acquisition	—	(50,000)
Net cash used in investing activities	(26,102)	(381,933)
Cash flows from financing activities
Net proceeds from line of credit	(360,000)	402,000
Repayment of notes payable	(71,845)	(177,547)
Payments of capital lease obligations	(23,248)	(55,288)
Issuance of preferred stock	1,207,145	—
Cash outlay for related party note receivable	—	(41,625)
Net cash provided by financing activities	752,052	127,540
Net increase (decrease) in cash	1,104,785	(285,680)
Cash at beginning of period	432,414	662,327
Cash at end of period	$1,537,199	$376,647

See notes to the condensed consolidated financial statements.

Certified Services, Inc. and Subsidiaries

Supplemental Schedule of Non-Cash Investing and Financing Activities

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for: 2004 2003 Interest expense $ 56,121 $ 37,485 Income taxes - -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital stock accounts and additional paid in capital were adjusted in 2004 for the following:

Additional paid in capital was credited in 1st quarter 2004 for $1,207,144 and 121 shares of Preferred Series D stock issued to (Midwest)  at par for insurance deposits of $1,207,145.

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

As consideration for the acquisition of BACE's PEO Operations, the registrant agreed to assume $12,800,000 of Bace's liabilities.  Included in the BACE acquisition debt, was a note payable for $6,856,000, which has been reclassified against Excess Purchase Price over Net Book Value of Assets Acquired as of December 31, 2003, as a result of pending litigation and the uncertainty of the outcome.  A non-interest bearing note payable for $772,578 was assumed from BACE Corporation subsequent to closing in 2003, for which a $90,186 present value discount was taken.

Additionally, an obligation of $4,800,000 to Brentwod Capital Corp.  During the third quarter 2003, the $4,800,000 note obligation was cancelled.

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

Certified Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, and 2003 are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2004, and 2003. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 2003, supplemented by the notes included herein.

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

Concurrent with the acquisition, the Company retained the former chief executive of the acquired BACE business unit as a consultant for the four year period through  June 30, 2007,  at an annual rate of  $250,000,  and agreed to continue certain co-marketing  activities  with BACE through June 30, 2004, at an annual cost of $900,000.  Such payments have ceased in the fourth quarter of 2003.

The pro forma unaudited consolidated statements of operations for the years ended December 31, 2003 and 2002 for the Registrant, including BACE, prior to April 1, 2003, appear below:

	2003	2002
Revenues	$88,143,544	$73,488,987
Cost of service	(55,007,171)	(37,122,344)
Gross profit	33,136,373	36,366,643
Operating expenses	(38,738,659)	(32,778,677)

Net income (loss)	$(5,602,286)	$3,587,966

Certified Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 3 - Insurance Deposits

An integral part of the relationship with the entities participating in the Registrant’s risk management program involves the retention by those entities of security deposits, which the Registrant fulfills with cash placed in escrow, annual renewable letters of credit and other forms of collateral which amounted to $9,460,779 and $8,208,366 as of March 31, 2004 and December 31, 2003, respectively.

Note 4 - Other Assets

At March 31, 2004, and December 31, 2003 other assets consisted of the following:

	2004	2003
Notes receivable	$148,920	$148,920
Investments	1,105,000	1,005,000
Prepaid expense	2,347,413	940,627
Noncompete covenant	67,315	72,355
Acquisition costs	428,756	542,277
Deposits	149,124	84,124

Total	4,146,588	2,793,303
Less: current portion	2,402,878	1,153,627
Total	$1,743,710	$1,639,676

Certified Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Note 6 - Notes Payable

At March 31, 2004 and December 31, 2003 long-term indebtedness consisted of the following:

	2004	2003
$2,500,000 revolving line of credit, expiring September,
2004, with interest at the LIBOR Market Index Rate plus
2%, collateralized by cash deposits of $2,055,686 and
$2,658,907, respectively, and a security interest in
certificates of deposit of $500,000 pledged by
former CURA shareholders	$2,140,000	$2,500,000

$1,000,000 line of credit, expiring November, 2004, with
interest at the LIBOR Market Index Rate plus 2%,
collateralized by cash deposits of $1,000,000 and $1,000,000
Respectively	1,000,000	1,000,000

Non-interest bearing acquisition promissory note of $1,000,000 payable in equal monthly installments over 72
months commencing January 10, 2002 after an 8%
present value discount.	588,950	588,950

6% interest bearing acquisition promissory note of $2,313,889 originally payable in equal monthly installments over 34
months commencing January 3, 2003 and on January 27,
2004 amended whereby the obligation is payable
over 55 months commencing February 15, 2004	1,818,339	1,847,608

6.5% interest bearing acquisition promissory note of $1,430,000 due in 5 equal annual installments
commencing March 20, 2003. Renegotiation of	1,144,000	1,144,000
this Note was in progress at March 31, 2004.
However, no payments have been made.

Non-interest bearing promissory notes in the
amount of $772,578 due in three annual
installments commencing October 31, 2003 after an
8% present value discount. The Registrant has
not made the initial payment of $257,526
due October 31, 2003. The Registrant and
lenders have amended the terms
of this obligation whereby an initial payment of
$75,000 was made followed by equal monthly
installments of $14,583.	662,392	682,392

4% interest bearing acquisition promissory note of $3,500,000 payable in 59 equal monthly installments commencing
August 1, 2003	3,380,786	3,403,362

Installment notes payable secured by equipment	—	188,598
	10,734,467	11,354,910
Less: current portion	5,079,472	5,127,382
	$5,654,995	$6,227,528

Certified Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Unused credit available on the lines of credit was $360,000 and $0 at March 31, 2004 and December 31, 2003 respectively.

On June 27, 2003, in furtherance of its acquisition of BACE's PEO Operations, the Registrant executed a promissory note in favor of BACE in the principal amount of $3,500,000 with interest at the rate of 4%, payable over fifty-nine (59) monthly payments (the "BACE Note").  As a result of the Registrant's discovery that the liabilities of the PEO Operations exceeded its assets by approximately $14,300,000, and the Registrant's contractual ability to offset any sums owed to BACE by the amount of such liabilities, the Registrant has suspended payments on the BACE Note pending a determination of its arbitration against BACE.

Note 6 - Cost of Services

Cost of services is comprised of the following:

	Three Months Ended March 31,
	2004	2003
Employee benefits	$4,203,165	$1,942,677
Insurance	11,702,715	4,855,767
	$15,905,880	$6,798,444

Workers Compensation Program Cost:

Beginning July 1, 2003, the Company under the guidance of its Risk Manager (“Midwest”) arranged for coverage to be placed through several carriers with staggered policy ending periods between December 31, 2004 and February 15, 2005. The carriers include Union American Insurance Co., Providence Property Casualty Co., Imperial Casualty and Indemnity Co., and Cascade National Insurance Co.  The Company believes this arrangement has improved its spread of risk.

The workers’ compensation program provides for a sharing of risk between the Company and its Carriers whereby the Carriers assume risk in  several areas including individual claim stop loss insurance risk and premium payment credit risk. With respect to the individual claim stop loss insurance risk, the Company through its Risk Manager (Midwest), is responsible for reimbursing to the workers compensation providers claim amounts related to the first $1.0 million per occurrence. Claim amounts in excess of  $1.0 million per occurrence are insured through the Carriers. The Company remits weekly insurance program payments to its Risk Manager (Midwest). The Risk Manager remits weekly premium costs and incurred loss payments to the Carriers of record on a weekly basis.

Certified Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (concluded)

The Company’s  workers compensation program cost distributed through the Company’s Risk Manager (Midwest) increased $6.8 million for the period ending March 31, 2004 as compared to the period ending March 31, 2003. Payments made under this agreement were $14,081,653 and $8,093,381 for the 1st quarter  2004 and 2003, respectively.  The increases were the result of the Company’s acquisition of the PEO operations of BACE International and increases in premium cost.

Health Benefit Plans:

The Company’s dental plans, which include both a PPO and HMO offering are primarily provided by Aetna for all clients employees who elect coverage.  All dental plans are subject to guaranteed cost contracts that cap the Company’s annual liability.

In addition to dental coverage , the Company offers various other guaranteed cost insurance programs to client employees such as vision care, life, accidental death and dismemberment, short-term disability and long-term disability. The Company also offers a flexible spending account for healthcare and dependent care costs.

401-(k) Plan:

The Company offers a 401 (k) retirement plan, designed to be a “multiple employer” plan under the Internal Revenue Code of 1986, as amended (the “Code”) Section 413c. This plan design enables owners of clients and highly-compensated client employees, as well as highly-compensated internal employees of the Company, to participate. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act (“ERISA”).

NOTE 7 – Litigation

On April 7, 2004, the Registrant, its operating subsidiaries The Cura Group, Inc., The Cura Group II, Inc., and The Cura Group III, Inc., the Registrant’s President, Chief Executive Officer and Director Danny L. Pixler, the Registrant’s Director Ivan Dobrin, the Registrant’s former Director O. Ray McCartha, the Registrant’s principal shareholder Midwest Merger Management, LLC, and others, were served with a Summons and Complaint in an action entitled BACE International, Inc., et. al. v. Brentwood Capital Corp., et. al.  The action was commenced in the United States District Court, Western District of North Carolina and alleges that the Registrant and the other defendants conspired to defraud the Plaintiffs to transfer and sell all of their human resource service operations to the Registrant by providing allegedly fraudulent letters of credit to the Plaintiffs’ worker’s compensation insurance carriers.  The Plaintiffs demand the assumption of liabilities, payment of obligations to the Plaintiffs in the aggregate amount of $4,650,000 and delivery to the Plaintiffs of 650,000 shares of the Registrant’s common stock and an option to purchase 100,000 shares of the Registrant’s common stock.  The Registrant’s time to respond to the pleadings has not yet expired.  However, the Registrant intends to vigorously defend this action and has previously commenced two separate actions against the Plaintiffs for fraudulently over-stating the value of the Acquisition in the approximate amount of $14,300,000 and an equitable action to force the delivery of certain information and materials acquired in the Acquisition.

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

Results of Operations - Three Months Ended March 31, 2004 and March 31, 2003

Revenues. Revenues for the three months ended March 31, 3004 ("1Q4") were $24,261,633 versus $12,712,527 for the three months ended March 31, 2003 ("1Q3") resulting in an increase of $11,549,106 or 91% between periods. The most significant portion of this increase was entirely attributable to the Registrant's acquisition of BACE during the second quarter of 2003, as those accounts contributed revenues of approximately $12.8 million to 1Q4. The Registrant's combined revenues however, were reduced by approximately $1.6 million consistent with its ongoing program of reviewing and eliminating high workplace risk and otherwise unprofitable business.

Cost of Services. Cost of services increased to $15,905,880 during 1Q4 compared to $6,798,444 in 1Q3; an increase of $9,107,436 or 134%. This increase resulted in cost of service rising to 66% of revenue for 1Q4 compared to 53% of revenue for 1Q3. This unfavorable cost increase was primarily due to the acquisition of BACE’s client base and increased workers compensation premium.  As a result of the foregoing, the gross profit for 1Q4 was $8,355,753 compared to $5,914,083 for 1Q3; an increase of $2,441,670 or only 41% compared to the 90% increase in revenues.

Operating Expenses. Operating expenses rose to $7,336,169 for 1Q4 compared to $5,196,640 for 1Q3; an increase of $2,139,529 or 41%, principally as a result of the addition of BACE's accounts. Operating expenses as a percent of revenues however, decreased. This favorable decrease in the relationship of operating expenses to revenues between quarters is primarily due to the Registrants’ continued efforts to consolidate the operations of recent acquisitions as well as the implementation of single software platforms for accounting and payroll operations.

As a result of the foregoing, income before taxes for 1Q4 was $1,019,584 compared to $717,443 for 1Q3; a increase of $302,141 or 42%.

Net Income. Consistent with the foregoing analysis, the Registrant reported net income of $1,019,584 or $0.11 per share for 1Q4, compared to net income of $717,443 or $0.08 per share for 1Q3, based upon weighted average shares outstanding of 9,547,811 and 8,448,922, respectively.

Critical Accounting Policies

No material changes have occured within this disclosure with respect to the Registrant's critical accounting policies set forth in our Form 10-K for the fiscal year ended December 31, 2003.

Liquidity and Capital Resources

The Registrant had operating cash of $1,537,199 at March 31, 2004. The Registrant also had $3,063,101 of restricted cash on deposit collateralizing its revolving line of credit of $3,500,000. The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, the offering of additional employer/employee services, and other operating cash needs. Management believes that the Registrant is generating sufficient cash flow to meet its requirements through 2004. The Registrant may rely on these same resources, as well as public or private debt and/or equity financing to meet its long-term capital needs.

ITEM 4. Controls and Procedures

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 28, 2004, the registrant was served with a subpoena from the Securities and Exchange Commission (the “Commission”) to produce documents and information related to insurance deposits, security deposits and annual renewable Letters of Credit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 15, 2004, the Registrant completed a financing arrangement with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus”) in the aggregate amount of $8,500,000.  The financing is comprised of a three-year $8,500,000 Secured Convertible Term Note (the “Note”) with interest at the rate of prime plus two and one-half percent (2.5%) subject to reduction based upon the market price of the Registrant’s common stock par value  $0.001 per share (the “Common Stock”).  The fixed monthly payments of principal, interest and fees are convertible into shares of Common Stock at a conversion price of $0.95 per share.  Additionally, the Registrant issued a Common Stock Purchase Warrant to Laurus to purchase 1,800,000 shares of Common Stock (the “Warrant”) at exercise prices ranging between $1.111 and $1,26 per share.  The Registrant is obliged to register for resale the shares of Common Stock issuable upon conversion of the Note and the exercise of the Warrant pursuant to a Registration Rights Agreement dated April 15, 2004 between Registrant and Laurus.

Sale of Series D Preferred Stock

January 1, 2004 to March 31, 2004, pursuant to a Subscription Agreement, the Registrant sold 121 shares of its Series D Preferred Stock, par value $.001 per share (the “Series D”) to Midwest Merger Management, LLC (“Midwest”) for $1,207,145 Midwest provided pursuant to a Capital Financing Agreement (the “Capital Agreement’) pursuant to the terms of which Midwest would provide the Registrant with long-term capital under a Marketing Organization Agreement between the Registrant and Central Leasing Management, Inc., an Illinois corporation (“CLM”).  During the first quarter of 2004, Midwest deposited $1,207,145 in escrow for the benefit of CLM to meet certain capital requirements of the Registrant’s operating companies.  Accordingly, the Registrant has issued 121 Series D Preferred Stock to Midwest under the Capital Agreement

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

15      Report of Independent Accountants

31.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K: :  During the first quarter of  2004, and to the date of the filing of this Quarterly Report the Registrant filed three Form 8-K Current Reports dated January 23, 2004, April 14, 2004 and April 23, 2004.  The January 23, 2004 Report disclosed the resignation of O. Raymond McCartha from the Registrant’s Board of Directors and the nomination and election of Eugene M. Weiss as Mr. McCartha’s replacement.  The April 14, 2004 Form 8-K reported the service of a summons and complaint against the Registrant and other parties by BACE International, Inc.  The April 23, 2004 Report disclosed the Registrant’s $8,500,000 financing transaction with Laurus Master Fund, Ltd.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERTIFIED SERVICES, INC.

By: /s/ Rick Steen By: /s/ Danny L, Pixler Acting Chief Financial President, Chief Executive Officer Officer, and Director
Dated: April 30, 2004

CERTIFICATIONS

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

Date: April 30, 2004
/s/ Danny L. Pixler Chief Executive Officer

CERTIFICATIONS

I, Rick Steen, the Registrant's Acting Chief Financial Officer, certify that:

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

Date: April 30, 2004
/s/ Rick Steen Acting Chief Financial Officer

EXHIBIT INDEX

15      Report of Independent Accountants

31.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002