Form 10-Q
period 2004-06-30
CERTIFIED SERVICES INC
filed 2004-08-12
CIK 1118326

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2004

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No: 0-31527

CERTIFIED SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0444079
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification
or organization)	Number)

5101 N.W. 21st Avenue, Suite 350
Fort Lauderdale, Florida	33309
(Address of Principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value, 14,547,811 shares at June 30, 2004.

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No  ☒

CERTIFIED SERVICES, INC. AND SUBSIDIARIES

Form 10-Q—Quarter Ended June 30, 2004

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated balance sheet of the Registrant as of June 30, 2004, the audited consolidated balance sheet at December 31, 2003, and the unaudited condensed consolidated statements of operations for the six month and the three month periods ended June 30, 2004 and June 30, 2003 follow. These condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the Registrant’s results for the interim periods presented.

Certified Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
Assets	(Unaudited)
Current Assets
Cash	$333,976	$432,414
Cash, restricted	10,045,405	3,055,686
Accounts receivable	25,649,042	20,906,147
Insurance deposits	13,157,754	8,208,366
Related party receivables	—	286,385
Other current assets	2,320,086	1,153,627

Total Current Assets	51,506,263	34,042,625
Property and equipment, at cost, net of accumulated
depreciation of $2,276,166 and $2,029,155, respectively	1,469,998	1,617,837
Excess purchase price over net book value of assets acquired	28,471,981	26,466,572
Other assets	2,377,927	1,639,676

Total Assets	$83,826,169	$63,766,710

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of notes payable	$5,483,703	$5,127,382
Accounts payable	6,492,701	6,041,231
Accrued expenses	38,414,040	28,442,855
Related party payables	7,382	—
Current portion of capital lease obligations	41,706	140,299

Total Current Liabilities	50,439,532	39,751,767
Long term notes payable	15,393,655	6,227,528
Long term portion of capital lease obligations	83,703	83,506
Long term portion of workers’ compensation claims	671,334	2,753,011

Total Liabilities	66,588,224	48,815,812

Commitments and Contingencies
Shareholders’ Equity
Preferred shares, $.001 par, 5,000,000 authorized,1,551 and 1,930 issued and outstanding in 2004 and 2003, respectively	5	5
Common shares, $.001 par, 100,000,000 authorized,14,547,811 and 9,547,811 issued and outstanding in 2004 and 2003, respectively	14,548	9,548
Additional paid in capital	13,027,296	11,825,152
Accumulated earnings	4,196,096	3,116,193

Total Shareholders’ Equity	17,237,945	14,950,898

Total Liabilities and Shareholders’ Equity	$83,826,169	$63,766,710

See notes to the condensed consolidated financial statements.

Certified Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue (gross billings of $407 million, $414 million, $198 million and $253 million, less worksite employee payroll costs of $359 million, $378 million, $174 million and $230 million, respectively)	$47,718,328	$36,226,493	$23,456,695	$23,513,966
Cost of services	30,062,034	19,852,654	14,156,154	13,054,210

Gross profit	17,656,294	16,373,839	9,300,541	10,459,756

Operating expenses
Compensation and benefits	5,992,439	5,097,010	3,051,391	3,512,798
Marketing and selling	2,006,837	2,938,952	900,664	1,625,721
General and administrative	8,275,935	6,866,812	5,105,959	4,587,289
Interest, net	301,180	219,213	182,208	199,546

Total Operating Expenses	16,576,391	15,121,987	9,240,222	9,925,354

Net income before tax	1,079,903	1,251,852	60,319	534,402
Income taxes	—	113,707	—	113,707

Net Income	$1,079,903	$1,138,145	$60,319	$420,695

Net income per share – basic	$.10	$.13	$.01	$.05

Weighted average number of common shares outstanding – basic	10,381,144	8,560,311	11,214,478	8,656,144

Net income per share – fully diluted	$.10	$.13	$.01	$.05

Weighted average number of common shares outstanding – fully diluted	11,281,144	8,560,311	13,014,478	8,656,144

See notes to the condensed consolidated financial statements.

Certified Services, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Balance, January 1, 2003	2,678	$3	8,447,811	$8,448	$22,107,754	$704,490	$22,820,695
Issuance of shares for services			450,000	450	359,550		360,000
Issuance of shares for Assets	1,520	1			18,999,999		19,000,000
Issuance of shares in connection with forming American HR Holdings	—	—	650,000	650	577,850		578,500
Cancellation of shares issued for Assets	(3018)	(2)			(37,719,998)		(37,720,000)
Preferred Series B – Issuance of shares for assets	350	1			3,499,999		3,500,000
Preferred Series D – issuance of shares for cash	300	1			2,999,999		3,000,000
Preferred Series E – issuance of shares issued for surplus note	100	1			999,999		1,000,000
Net income						2,411,703	2,411,703

Balance, December 31, 2003	1,930	5	9,547,811	9,548	11,825,152	3,116,193	14,950,898

Preferred Series D – issuance of shares for cash	121	1			1,207,144		1,207,145
Additional Shares Issued			5,000,000	5,000	4,995,000		5,000,000
Additional Shares Issued Conversion of Preferred B	(500)	(1)	—		(5,000,000)		(5,000,001)
Net Income						1,079,903	1,079,903

Balance, June 30, 2004	1,551	$5	14,547,811	$14,548	$13,027,296	$4,196,096	$17,237,945

See notes to the consolidated financial statements

Certified Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	1,079,903	$1,138,145
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	438,247	336,282
Bad debt expense	166,361	340,390
Issuance of stock for services	—	41,250
Decrease (increase) in assets
Accounts receivable	(4,909,256)	5,285,389
Other current assets	(928,254)	629,864
Restricted cash	10,281	576,111
Insurance deposits	(4,949,388)	197,251
Other assets	(489,850)	(870,368)
Increase (decrease) in liabilities
Accounts payable	451,470	(1,400,701)
Workers’ compensation claims	(2,081,677)	—
Accrued expenses	9,782,587	(4,846,478)

Net cash provided by (used in) operating activities	(1,429,576)	1,427,135

Cash flows from investing activities
Purchase of property and equipment	(119,751)	(62,914)
Proceeds from deposits	—	—
Cash paid for business acquisition	—	(350,000)

Net cash used in investing activities	(119,751)	(412,914)

Cash flows from financing activities
Net proceeds from line of credit	(617,000)	300,000
Net proceeds from notes payable	1,136,504	723,000
Repayment of notes payable	(177,364)	(330,130)
Payments of capital lease obligations	(98,396)	(208,600)
Issuance of Preferred Stock	1,207,145	(1,843,039)

Net cash provided by financing activities	1,450,889	(1,358,769)

Net increase (decrease) in cash	(98,438)	(344,548)
Cash at beginning of period	432,414	662,327

Cash at end of period	$333,976	$317,779

See notes to the condensed consolidated financial statements.

Certified Services, Inc. and Subsidiaries

Supplemental Schedule of Non-Cash Investing and Financing Activities

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:	2004	2003
Interest expense	$190,555	$214,686
Income taxes	—	—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital stock accounts and additional paid in capital were adjusted in 2004 for the following:

Additional paid in capital was credited in 2004 for $1,207,144 and 121 shares of Preferred Series D stock issued to Midwest Merger Management, LLC at par for insurance deposits of $1,207,145.

On April 1, 2004, the Registrant restructured a promissory note payable to a seller and the principal shareholder of America’s PEO, Adrienne Hopkins. Accordingly, the Registrant cancelled a note payable in the principal amount of $268,142 and issued a promissory note in the amount of $2,273,542.

On April 15, 2004, the Registrant completed a financing arrangement comprised of an $8,500,000 Secured Convertible Term Note. The proceeds of the note were recognized in the following components:

Cash	$1,136,504
Restricted cash	7,000,000
Deferred financing cost	363,496
Term note	8,500,000

Capital stock accounts and additional paid in capital were adjusted in 2003 for the following:

On June 27, 2003, the Registrant purchased certain PEO operations BACE International, Inc. (“BACE”) which included all of BACE’s issued and outstanding capital stock of ASR Acquisition, Inc. and its operating subsidiaries, Meridian Investment and Management, Inc., The ABP Group, Inc. and its operating subsidiaries, as well as certain assets of StaffAmerica, Inc. and ABP IV, Inc. The acquisition of BACE was recognized in the following components:

Liabilities assumed in excess of assets	$9,204,620
Stock issued – 650,000 of common stock	578,500
Cash	350,000
Promissory note	3,500,000
Acquisition indebtedness	2,225,814

In 2003, notes payable for $12,800,000 were agreed to be assumed based upon representations made by the seller of financial condition and net worth in the acquisition of the PEO operations of BACE International, Inc. (“BACE”). Included in the BACE acquisition debt, was a note payable for $6,856,000, which has been reclassified against Excess Purchase Price over Net Book Value of Assets Acquired as of December 31, 2003, as a result of pending litigation and the uncertainty of the outcome. A non-interest bearing note payable for $772,578 was assumed from BACE subsequent to closing in 2003, for which a $90,186 present value discount was taken.

Additionally, an obligation of $4,850,000 to a related party was assumed. During the third quarter 2003, the $4,850,000 note obligation was cancelled for the removal of corresponding insurance deposits in the form of letters of credit.

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

Certified Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month and three month periods ended June 30, 2004, and 2003 are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2004, and 2003. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant’s annual report on Form 10-K for the year ended December 31, 2003, supplemented by the notes included herein.

Segment Reporting

The Registrant operates in one reportable segment under Statement of Financial Standards (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information.

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

Allowance for Doubtful Accounts

The Registrant provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts is $1,085,648 and $894,526 at June 30, 2004 and December 31, 2003, respectively.

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

NOTE 2—ACQUISITIONS

On June 27, 2003, and effective as of April 1, 2003, the Registrant, through its wholly owned subsidiary American HR Holdings, Inc. (“AmerHR”), acquired from BACE International, Inc., a non-affiliated North Carolina corporation (“BACE”), all of BACE’s professional employer, payroll and human resource services operations for an aggregate purchase price of approximately $6,255,015. The purchase price was comprised of $350,000 cash, a 4% promissory note in the principal amount of $3,500,000 payable over five years, the assumption of approximately $2,225,814 of BACE’s acquisition and capital requirement debt, and the balance represented by 650,000 shares of the Registrant’s restricted common stock valued at $.89 per share. Also included is an option to purchase an additional 100,000 common shares for $2 per common share if and when the Company’s common stock attains a value of at least $12 per common share.

Concurrent with the acquisition, the Company retained the former chief executive of the acquired BACE business unit as a consultant for the four year period through June 30, 2007, at an annual rate of $250,000, and agreed to continue certain co-marketing activities with BACE through June 30, 2004, at an annual cost of $900,000. Such payments have ceased in the fourth quarter of 2003. In the fourth quarter of 2003, the Registrant discovered that BACE’s undisclosed liabilities exceeded BACE’s assets in the amount of $14,300,000 and the amounts due to BACE under the acquisition debt and promissory note by approximately $3,000,000, the Registrant re-measured the nature of the liability so that $6,856,000 was re-stated as a contingent liability. As a result thereof, the Registrant ceased payments on the promissory note and the acquisition debt in the fourth quarter 2003 (See NOTE 8 - BACE International, Inc., et. al. v. Brentwood Capital Corp., et. al. and Prairie Capital Mezzanine Fund, L.P., et. al. v. BACE International Corporation, et. al.)

The operations of American HR Holdings, Inc. are included in the accompanying consolidated statement of operations from the date of acquisition, April 1, 2003 through December 31, 2003. The pro forma unaudited consolidated statements of operations for the six months ended June 30, 2004 and 2003 for the Registrant, including BACE, prior to April 1, 2003, appear below:

	2004	2003
Revenues	$47,718,328	$46,209,318
Cost of service	30,062,034	28,430,824

Gross profit	17,656,294	17,778,494
Operating expenses	16,576,391	20,006,704

Net income (loss)	$1,079,903	$(2,228,210)

In furtherance of the acquisition of America’s PEO Holdings, Inc. (“APEO”) and the subsequent agreement between the parties to amend the purchase price in September 2002, the Registrant agreed to restructure the consideration payable to Adrienne Hopkins (‘AH”), a seller and former shareholder of APEO. Accordingly, the parties agreed to cancel a promissory note payable to AH in the amount of $268,142, and to terminate her 5 year employment contract through November 30, 2006 at an annual rate of $163,000. The Registrant issued a new non-interest bearing promissory note to AH in the amount of $3,085,472 payable in equal monthly installments of $32,140 over 96 months.

NOTE 3 – INSURANCE DEPOSITS

An integral part of the relationship with the entities participating in the Registrant’s risk management program involves the retention by those entities of security deposits, which the Registrant fulfills with cash placed in escrow, annual renewable letters of credit and other forms of collateral which amounted to $13,157,754 and $8,208,366 as of June 30, 2004 and December 31, 2003, respectively.

NOTE 4 – ACCRUED EXPENSES

At June 30, 2004, and December 31, 2003 accrued expenses consisted of the following:

	2004	2003
Accrued payroll	$19,562,640	$14,710,418
Accrued payroll taxes	12,439,836	6,269,868
Client claims funds	393,788	1,208,401
Workers compensation payable	372,319	1,014,511
Employee benefits payable	730,031	467,946
Accrued health insurance plan claims	—	32,355
Customer Deposits	3,016,182	3,655,711
Income Tax Payable	193,773	193,773
Other accrued expenses	1,705,470	889,872

Total	$38,414,040	$28,442,855

(1) At June 30, 2004, and December 31, 2003, the Registrant is also the beneficiary of customers’ letters of credit aggregating $138,000 and $569,729, respectively.

NOTE 5 – NOTES PAYABLE

At June 30, 2004 and December 31, 2003 long-term indebtedness consisted of the following:

	2004	2003
$2,500,000 revolving line of credit, expiring September, 2004, with interest at the LIBOR Market Index Rate plus 2%, collateralized by cash deposits of $2,055,686 and $2,658,907, respectively, and a security interest in certificates of deposit of $500,000 pledged by former CURA shareholders	$1,883,000	$2,500,000

$1,000,000 line of credit, expiring November, 2004, with interest at the LIBOR Market Index Rate plus 2%, collateralized by cash deposits of $1,000,000 and $1,000,000 Respectively	1,000,000	1,000,000

Non-interest bearing acquisition promissory note of $544,752 payable in equal monthly installments over 72 months commencing January 10, 2002 after an 8% present value discount. The original principal amount of $1,000,000 was reduced by the cancellation of a note in the amount of $455,248 on April 1, 2004.	301,602	588,950

Non-interest bearing acquisition promissory note of $3,085,472 payable in equal monthly installments over 96 months commencing April 1, 2004 after an 8% present value discount.	2,273,542	—

6% interest bearing acquisition promissory note of $2,313,889 originally payable in equal monthly installments over 34 months commencing January 3, 2003 and on January 27, 2004 amended whereby the obligation is payable over 55 months commencing February 15, 2004	1,788,277	1,847,608

6.5 % interest bearing acquisition promissory note of $1,430,000 due in 5 equal annual installments commencing March 20, 2003.	1,144,000	1,144,000

Non-interest bearing promissory notes in the amount of $772,578 due in three annual installments commencing October 31, 2003 after an 8% present value discount.	606,150	682,392

$8,500,000 secured convertible term note payable payable in monthly installments over 36 months with interest at prime plus 2.5% subject to reduction based upon the market price of the Registrant’s common stock. The fixed monthly payments of principal, interest and fees are convertible into shares of common stock at $.95 per share subject to the restriction that the note holder may not hold greater than 4.99% of issued and outstanding stock during the term of the note.	8,500,000	—

4% interest bearing acquisition promissory note of $3,500,000 payable in 59 equal monthly installments commencing August 1, 2003	3,380,787	3,403,362

Installment notes payable secured by equipment	—	188,598

	20,877,358	11,354,910
Less: current portion	5,483,703	5,127,382

	$15,393,655	$6,227,528

Unused credit available on the lines of credit was $617,000 and $0 at June 30, 2004 and December 31, 2003 respectively.

Recent negotiations with respect to the $8,500,000 secured convertible term note have provided that interest will accrue based on unrestricted loan proceeds advanced to the Registrant. At June 30, 2004, the outstanding balance due of unrestricted loan proceeds was $1,500,000 and the outstanding balance due of restricted loan proceeds was $7,000,000.

On June 27, 2003, in furtherance of its acquisition of BACE’s PEO Operations, the Registrant executed a promissory note in favor of BACE in the principal amount of $3,500,000 with interest at the rate of 4%, payable over fifty-nine (59) monthly payments (the “BACE Note”). As a result of the Registrant’s discovery that the liabilities of the PEO Operations exceeded its assets by approximately $14,300,000, and the Registrant’s contractual ability to offset any sums owed to BACE by the amount of such liabilities, the Registrant has suspended payments on the BACE Note pending a resolution of the current litigation with BACE. (See NOTE 8 - BACE International, Inc., et. al. v. Brentwood Capital Corp., et. al. and Prairie Capital Mezzanine Fund, L.P., et al. v. BACE International Corporation, et al)

On January 27, 2004, the Registrant entered into an Amended and Restated Promissory Note with Cura’s former shareholders pursuant to which the promissory notes the Registrant executed in connection with the acquisition of Cura were amended to provide fifty-five monthly payments of $38,506.72 to Cura’s selling shareholders. The Registrant is currently in arrears for the May 15, June 15 and July 15, 2004 payments. The Registrant is currently performing a review of its acquisition of Cura and the financial statement representations provided therewith.

NOTE 6 – COST OF SERVICES

Cost of services is comprised of the following:

	For the Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Employee benefits	$8,440,195	$5,148,284	$4,237,029	$3,205,607
Insurance	21,621,839	14,704,370	9,919,125	9,848,603

	$30,062,034	$19,852,654	$14,156,154	$13,054,210

Workers Compensation Cost:

Beginning July 1, 2003, the Registrant under the guidance of its Risk Manager and principal shareholder, Midwest Merger Management, LLC (“Midwest”) arranged for coverage to be placed through several admitted insurance carriers providing statutory coverage with staggered policy ending periods between December 31, 2004 and February 15, 2005. The carriers include Union American Insurance Co., Providence Property Casualty Co., Imperial Casualty and Indemnity Co., and Cascade National Insurance Co. The Registrant believes this arrangement has improved its spread of risk.

Under the Registrant’s insurance coverages with these carriers, the Registrant assumes the economic burden for the first $1 million layer of claims per occurrence. The insurance carriers and their re-insurers assume the economic burden for all claims in excess of such $1 million. Accordingly, the Registrant, through its Risk Manager, makes weekly payments to the carriers for premiums, fully incurred claims costs and such collateral as required by the carriers. At June 30, 2004, the Registrant had collateral placed with the Carriers in the amount of $14,507,754, which consists of $13,157,754 of cash and fully funded letters of credit and a $1,350,000 surplus note in exchange for cash.

The Registrant’s workers compensation cost increased $7.9 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Payments made under the Registrant’s insurance programs were $28,410,766 and $19,377,697 for the six months ended June 30, 2004 and June 30, 2003, respectively. The increases were the result of the Registrant’s acquisition of the PEO operations of BACE International and increases in premium cost.

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

NOTE 7 – INCOME TAXES

The Company has available net operating loss carry forwards as to which full valuation allowance has been established which may be used to reduce Federal and State taxable income and tax liabilities in 2004 in the amount of $4,500,000 and $4,000,000, respectively. Accordingly, the provision for Federal and State income taxes for the six months ended June 30, 2004 is $0. The provision for Federal and State income taxes for the six months ended June 30, 2003 was $113,707.

NOTE 8 – LITIGATION

BACE International, Inc., et. al. v. Brentwood Capital Corp., et. al.

On April 7, 2004, the Registrant, its operating subsidiaries The Cura Group, Inc., The Cura Group II, Inc., and The Cura Group III, Inc., and current and former officers and directors of the Registrant, as well as other related and non-related parties, were served with a Summons and Complaint. The action was commenced in the United States District Court, Western District of North Carolina and alleges that the Registrant and the other defendants conspired to defraud the Plaintiffs to transfer and sell all of their human resource service operations to the Registrant by providing allegedly fraudulent letters of credit to the Plaintiffs’ worker’s compensation insurance carriers. The Plaintiffs demand the assumption of liabilities, payment of obligations to the Plaintiffs in the aggregate amount of $4,650,000 and delivery to the Plaintiffs of 650,000 shares of the Registrant’s common stock and an option to purchase 100,000 shares of the Registrant’s common stock. The Registrant intends to vigorously defend this action and has previously commenced two separate actions against the Plaintiffs for fraudulently over-stating the value of the BACE acquisition in the approximate amount of $14,300,000 as well as an equitable action to force the delivery of certain information and materials acquired in the Acquisition. An unfavorable award against the Registrant in this action may have a materially adverse affect upon its operations.

Prairie Capital Mezzanine Fund, L.P., et. al. v. BACE International Corporation, et. al.

On May 17, 2004, the Registrant’s motion to dismiss for lack of personal jurisdiction was denied by the Court. As a result thereof, the Registrant and its subsidiaries filed their answer, counterclaims and cross-claims. The Registrant’s cross-claims against BACE and Baumgardner allege fraud, misrepresentation and conversion and seek the cancellation of the obligations to BACE and Baumgardner and damages in excess of $3,000,000. The Registrant’s counterclaim against the plaintiff’s allege that the plaintiffs, former owners of American Staff Resources Corporation (“ASR”) materially misrepresented the assets and liabilities of ASR and provided false, audited financial statements in order to inflate the sales price of ASR. The Registrant demands the cancellation of any indebtedness to the plaintiffs. Simultaneously, the Registrant filed a motion for leave to sue Ernst & Young, LLP, (“E&Y”) Kyle C. Mann and Robert J. Phillips, Jr., ASR’s former auditors and executives, respectively. The third-party complaint alleges reckless and negligent failure to perform their professional responsibilities on the part of E&Y, that in order to sell ASR’s shares at an inflated purchase price, Mann and Phillips provided and certified fraudulent information to E&Y.

Continental Casualty Company, et. al. v. Omni Financial Services, Inc.

On July 19, 2004, Continental Casualty Company (“CNA”), on behalf of the New Jersey Assigned Risk Plan, filed a first amended complaint which named the Registrant and former shareholders of the Registrant’s subsidiaries America’s PEO, Inc. and Omni Financial Services, Inc. The amended complaint alleges the Defendants misclassified employees under CNA’s policies and seeks compensatory and punitive damages, interest and attorneys fees. The causes of action relate to a period prior to the Registrant’s acquisition of these subsidiaries.

Continental Casualty Company et. al. v. The Cura Group, Inc.

On July 30, 2004, in the action entitled Continental Casualty Company (“CNA”), et. al. v. The Cura Group, Inc., the plaintiffs filed a motion for leave to file an amended complaint. The proposed amended complaint names the Registrant, current and former officers and directors of the Registrant, as well as other related and unrelated parties (collectively, the “Defendants”).

The proposed amended complaint alleges the Defendants engaged in a mechanism to fraudulently induce CNA to provide insurance coverage to the Registrant’s operating subsidiaries and seeks unspecified judgments against the Defendants. The Registrant has not been served with the Complaint. Cura has counterclaimed against CNA for negligent handling of the workers compensation claims. Cura has also filed a third party action against others arising out of the CNA Action. The Registrant’s inability to satisfactorily resolve the claims of CNA may have a materially adverse affect on the Registrant’s operations.

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

NOTE 9 – SUBSEQUENT EVENT

On August 2, 2004, the Registrant executed and consummated a Stock Purchase Agreement with the sole shareholders (the “Sellers”) of Kenneth I. Tobey, Inc., a Washington corporation and licensed managing general agent (“KIT”) to acquire all the Sellers’ issued and outstanding shares of capital stock of KIT (the “KIT Shares”). The purchase price of the KIT Shares is two million dollars ($2,000,000) and two hundred thousand (200,000) newly-issued shares of the Registrant’s restricted common stock, par value $.001 per share (the “Share Consideration”)(collectively, the “Purchase Price”). The Purchase Price shall be paid to the Sellers in accordance with their pro rata ownership of the Tobey Shares, under the terms and conditions as follows: the Share Consideration was issued to the Sellers at the Closing; the Registrant shall make four (4) installment payments of which $300,000 was paid at the Closing, $233,333.33 on November 2, 2004, $233,333.33 on February 2, 2005 and $233,333.34 on May 2, 2005; and a non-negotiable promissory note for the principal sum of one million dollars ($1,000,000), with interest at the rate of four percent (4%) per annum, payable to the Sellers over ten (10) years.

ITEM 2. Management’s Discussion and Analysis

The following discussion contains forward-looking statements regarding the Registrant, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Registrant’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, the Registrant’s ability to successfully develop new products for new markets; the impact of competition on the Registrant’s revenues, changes in law or regulatory requirements that adversely affect or preclude customers from using the Registrant’s products for certain applications, delays in the Registrant’s introduction of new products or services, and failure by the Registrant to keep pace with emerging technologies.

When used in this discussion, words such as “believes,” “anticipates,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Results of Operations – Six Months Ended June 30, 2004 and June 30, 2003

Revenues – The Registrant recognizes revenue under a policy in which the salaries, wages and certain payroll taxes of worksite employees will no longer be recognized as revenue components (‘net method’). The change in policy was made in response to an industry wide SEC comment letter requesting the change to the net method of revenue recognition which was based in part on the collective weight of the indicators included in Emerging Issues Task Force Issue No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent (“EITF 99-19”). The policy has been applied to the current financial statement and retroactively applied to the previous year’s financial statement. Accordingly for the six months ended June 30, 2004 and June 30, 2003, respectively the Registrant netted $359,415,159 and $377,774,914 of payroll and related taxes. The policy has no effect on the gross profit, net income or shareholders’ equity amounts previously reported by the Registrant in its public filings.

The Registrant’s Florida revenues are subject to the effects of seasonality. Consequently, the operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the Company’s overall results to be expected for the full year.

Revenues for the six months ended June 30, 2004 (“6M4”) were $47,718,328 versus $36,226,493 for the six months ended June 30, 2003 (“6M3”) resulting in an increase of $11,491,835 or 31.7% between periods. The most significant portion of this increase was attributable to the Registrant’s acquisition of BACE during the second quarter of 2003. The Registrant has implemented increased pricing structures of its core program and service fees in 6M4. As a result, billed revenue generated from new clients added in 6M4 are averaging increases of 120% for administrative services and 101% for workers compensation fees compared to 6M3.

Cost of Services – Consistent with the addition of the CURA and AmerHR businesses between periods, cost of services increased to $30,062,034 during 6M4 compared to $19,852,654 during 6M3; an increase of $10,209,380 or 51.4%. This increase resulted in cost of service rising to 63.0% of revenue for 6M4 compared to 54.8% of revenue for 6M3. This unfavorable cost increase was principally attributable to the rapidly accelerating cost of workers’ compensation programs that have become an industry-wide issue, particularly in view of the lead times required under the Registrant’s shared employment agreements before the Registrant can recoup such costs from its clients. As a result of the foregoing, the gross profit for 6M4 was $17,656,294 compared to $16,373,839 for 6M3; an increase of $1,282,455 or 7.8% compared to the 31.7% increase in revenues. The registrant recognized $800,000 in penalties associated with late payments of payroll taxes.

Operating Expenses – Operating expenses similarly rose to $16,576,391 for 6M4 compared to $15,121,987 for 6M3; an increase of $1,454,407 or 9.6%, principally as a result the acquisition of BACE. Operating expenses as a percent of revenues decreased to 37.7% in 6M4, from 41.7% for 6M3. In connection with the current litigation the Registrant has incurred a material increase in professional and legal fees in 6M4 compared to 6M3. Professional and legal fees increased to $1,676,307 during 6M4 compared to $759,065 in 6M3; an increase of $917,242 or 120.8%. The Registrant incurred a one time expense in the amount of $235,545 during 6M4 related to the relocation of its Chief Executive Officer. The overall favorable trend in the relationship of operating expenses to revenues between quarters is principally attributable to the elimination of duplication of service departments associated with the CURA and AmerHR acquisitions.

Income Before Taxes and Income Taxes – As a result of the foregoing, income before taxes for 6M4 was $1,079,903 compared to $1,251,852 for 6M3; a decrease of $171,946 or 13.7%.

Net Income – Consistent with the foregoing analysis, the Registrant reported net income of $1,079,903 or $.10 per share for 6M4, compared to net income of $1,138,145 or $.13 per share for 6M3, based upon weighted average shares outstanding of 10,381,144 and 8,560,311, respectively.

Results of Operations – Three Months Ended June 30, 2004 and June 30, 2003

Revenues – The Registrant recognizes revenue under a policy in which the salaries, wages and certain payroll taxes of worksite employees will no longer be recognized as revenue components (‘net method’). The change in policy was made in response to an industry wide SEC comment letter requesting the change to the net method of revenue recognition which was based in part on the collective weight of the indicators included in Emerging Issues Task Force Issue No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent (“EITF 99-19”). The policy has been applied to the current financial statement and retroactively applied to the previous year’s financial statement. Accordingly for the three months ended June 30, 2004 and June 30, 2003, respectively the Registrant netted $174,492,106 and $229,543,044 of payroll and related taxes. The policy has no effect on the gross profit, net income or shareholders’ equity amounts previously reported by the Registrant in its public filings.

The Registrant’s Florida revenues are subject to the effects of seasonality. Consequently, the operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the Company’s overall results to be expected for the full year.

Revenues for the three months ended June 30, 2004 (“2Q4”) were $23,456,695 versus $23,513,966 for the three months ended June 30, 2003 (“2Q3”) resulting in a decrease of $57,271 or .2% between periods. Revenues for 2Q4 were adversely affected by the termination of a large client headquartered in California when he client’s assets and operations were acquired by new owners. The Registrant has implemented increased pricing structures of its core program and service fees in 2Q4. As a result, billed revenue generated from new clients added in 2Q4 are averaging increases of 120% for administrative services and 101% for workers compensation fees compared to 2Q3.

Cost of Services – Cost of services increased to $14,156,154 during 2Q4 compared to $13,054,210 in 2Q3; an increase of $1,101,944 or 8.4%. This increase resulted in cost of services increasing to 60.4% of revenue for 2Q4 compared to 55.7% of revenue for 2Q3. This unfavorable cost increase was principally attributable to the rapidly accelerating cost of workers’ compensation programs that have become an industry-wide issue, particularly in view of the lead times required under the Registrant’s shared employment agreements before the Registrant can recoup such costs from its clients. As a result of the foregoing, the gross profit for 2Q4 was $9,300,541 compared to $10,459,756 for 2Q3; an decrease of $1,159,215 or only 11.1% compared to the 8.1% decrease in revenues. The registrant recognized $800,000 in penalties associated with late payments of payroll taxes.

Operating Expenses – Operating expenses decreased to $9,240,222 for 2Q4 compared to $9,925,354 for 2Q3; an decrease of $685,132 or 6.9%, principally as a result of the Registrants’ continued efforts to consolidate the operations of recent acquisitions as well as the implementation of single software platforms for accounting and payroll operations. In connection with the current litigation the Registrant has incurred a material increase in professional and legal fees in 2Q4 compared to 2Q3. Professional and legal fees increased to $917,242 during 2Q4 compared to $592,643 in 2Q3; an increase of $343,315 or 57.9%. The Registrant incurred a one time expense in the amount of $235,545 during 2Q4 related to the relocation of its Chief Executive Officer.

Income Before Taxes and Income Taxes – As a result of the foregoing, income before taxes for 2Q4 was $60,319 compared to $534,402 for 2Q3; an decrease of $474,079 or 88.7%.

Net Income – Consistent with the foregoing analysis, the Registrant reported net income of $60,319 or $0.01 per share for 2Q4, compared to net income of $420,695 or $.05 per share for 2Q3, based upon weighted average shares outstanding of 11,214,478 and 8,656,144, respectively.

Liquidity and Capital Resources

The Registrant had operating cash of $333,976 at June 30, 2004. The Registrant also had $10,045,405 of restricted cash on deposit collateralizing its revolving line of credit of $3,500,000 and the Laurus Note. The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, the offering of additional employer/employee services, and other operating cash needs. Management believes that the Registrant is generating sufficient cash flow to meet its requirements through 2004. The Registrant may rely on these same resources, as well as public or private debt and/or equity financing to meet its long-term capital needs.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

U. S. Securities and Exchange Commission Investigation.

The SEC has instituted a Formal Order of Investigation into the Registrant’s disclosure and reporting of insurance deposits. The SEC has issued a subpoena to the Registrant for the production of documents.

BACE International, Inc., et. al. v. Brentwood Capital Corp., et. al.

On April 7, 2004, the Registrant, its operating subsidiaries The Cura Group, Inc., The Cura Group II, Inc., and The Cura Group III, Inc., and current and former officers and directors of the Registrant, as well as other related and non-related parties, were served with a Summons and Complaint. The action was commenced in the United States District Court, Western District of North Carolina and alleges that the Registrant and the other defendants conspired to defraud the Plaintiffs to transfer and sell all of their human resource service operations to the Registrant by providing allegedly fraudulent letters of credit to the Plaintiffs’ worker’s compensation insurance carriers. The Plaintiffs demand the assumption of liabilities, payment of obligations to the Plaintiffs in the aggregate amount of $4,650,000 and delivery to the Plaintiffs of 650,000 shares of the Registrant’s common stock and an option to purchase 100,000 shares of the Registrant’s common stock. The Registrant intends to vigorously defend this action and has previously commenced two separate actions against the Plaintiffs for fraudulently over-stating the value of the BACE acquisition in the approximate amount of $14,300,000 as well as an equitable action to force the delivery of certain information and materials acquired in the Acquisition.

Prairie Capital Mezzanine Fund, L.P., et. al. v. BACE International Corporation, et. al.

On May 17, 2004, the Registrant’s motion to dismiss for lack of personal jurisdiction was denied by the Court. As a result thereof, the Registrant and its subsidiaries filed their answer, counterclaims and cross-claims. The Registrant’s cross-claims against BACE and Baumgardner allege fraud, misrepresentation and conversion and seek the cancellation of the obligations to BACE and Baumgardner and damages in excess of $3,000,000. The Registrant’s counterclaim against the plaintiff’s allege that the plaintiffs, former owners of American Staff Resources Corporation (“ASR”) materially misrepresented the assets and liabilities of ASR and provided false, audited financial statements in order to inflate the sales price of ASR. The Registrant demands the cancellation of any indebtedness to the plaintiffs. Simultaneously, the Registrant filed a motion for leave to sue Ernst & Young, LLP, (“E&Y”) Kyle C. Mann and Robert J. Phillips, Jr., ASR’s former auditors and executives, respectively. The third-party complaint alleges reckless and negligent failure to perform their professional responsibilities on the part of E&Y, that in order to sell ASR’s shares at an inflated purchase price, Mann and Phillips provided and certified fraudulent information to E&Y.

Continental Casualty Company, et. al. v. Omni Financial Services, Inc.

On July 19, 2004, Continental Casualty Company (“CNA”), on behalf of the New Jersey Assigned Risk Plan, filed a first amended complaint which named the Registrant and former shareholders of the Registrant’s subsidiaries America’s PEO, Inc. and Omni Financial Services, Inc. The amended complaint alleges the Defendants misclassified employees under CNA’s policies and seeks compensatory and punitive damages, interest and attorneys fees. The causes of action relate to a period prior to the Registrant’s acquisition of these subsidiaries.

Continental Casualty Company et. al. v. The Cura Group, Inc.

On July 30, 2004, in the action entitled Continental Casualty Company (“CNA”), et. al. v. The Cura Group, Inc., the plaintiffs filed a motion for leave to file an amended complaint. The proposed amended complaint names the Registrant, current and former officers and directors of the Registrant, as well as other related and unrelated parties (collectively, the “Defendants”). The proposed amended complaint alleges the Defendants engaged in a mechanism to fraudulently induce CNA to provide insurance coverage to the Registrant’s operating subsidiaries and seeks unspecified judgments against the Defendants. The Registrant has not been served with the Complaint. Cura has counterclaimed against CNA for negligent handling of the workers compensation claims. Cura has also filed a third party action against others arising out of the CNA Action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 15, 2004, the Registrant completed a financing arrangement with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus”) in the aggregate amount of $8,500,000. The financing is comprised of a three-year $8,500,000 Secured Convertible Term Note (the “Note”) with interest at the rate of prime plus two and one-half percent (2.5%) subject to reduction based upon the market price of the Registrant’s common stock par value $0.001 per share (the “Common Stock”). The fixed monthly payments of principal, interest and fees are convertible into shares of Common Stock at a conversion price of $0.95 per share. Additionally, the Registrant issued a Common Stock Purchase Warrant to Laurus to purchase 1,800,000 shares of Common Stock (the “Warrant”) at exercise prices ranging between $1.111 and $1.26 per share. The Registrant is obliged to register for resale the shares of Common Stock issuable upon conversion of the Note and the exercise of the Warrant pursuant to a Registration Rights Agreement (the “Rights Agreement”) dated April 15, 2004 between the Registrant and Laurus. Pursuant to the terms of the Rights Agreement, on May 25, 2002, the Registrant caused to be filed a Form S-3 Registration Statement under the Exchange Act for 15,620,000 shares of the Registrant’s Common Stock. After being informed that the SEC had no further comments to the Registration Statement, it was declared effective upon the Registrant’s request on July 27, 2004.

On June 10, 2004, upon the advice and consideration of its financial and accounting consultants and advisors, the Registrant approved a plan of reorganization of its existing convertible preferred equities. Also on that date, the Registrant’s Board of Directors approved an amendment to the Certificate of Designation, Preferences and Rights of Series A Preferred Stock, Series B Convertible Preferred Stock and Series C Preferred Stock (the “Designation”). As reported in the Registrant’s Form 10-KSB for the year ended 2002, and incorporated herein by reference, the Designation provided that the Series B Convertible Preferred Stock (the “Series B”) would only be convertible based upon the lowest closing bid price of the Registrant’s Common Stock and subject to certain percentages of conversion. The Designation was amended, upon consent of a majority of the holders of the Series B, so that the conversion rights of the Series B are as follows:

Section 1. Conversion of Series B Preferred Stock Into Common Stock. The holders of record of shares of Series B shall have the right, at their option, to convert such shares into shares of the common stock, $.001 par value per share, of the Corporation (“Common Stock”) at any time prior to the expiration of ten (10) years from the date of the issuance of such Series B Preferred Stock in accordance with and subject to the following terms and conditions:

A. At any time during the first ten (10) years following the issuance of the shares of Series B, each issued and outstanding share of Series B shall, on five (5) days prior written notice to the Corporation, be convertible into 10,000 fully paid and non-assessable shares of Common Stock at $10.00 per share of Series B, subject to adjustment as hereinafter provided in Section 2. The exchange shall be consummated at the office of the transfer agent for the Corporation’s Common Stock (or at such other place or places as may be designated by the Corporation with notice to the holders of record of the shares of Series B).

B. If at any time during the first ten (10) years following the issuance of the shares of Series B, the Corporation shall become the subject of a tender offer by any individual, firm or entity, a proxy contest or any other effort to unseat the Board of Directors of the Corporation as then constituted, then the following shall apply. Subject to adjustment as hereinafter provided in Section 2, each issued and outstanding share of Series B shall, on five (5) days prior written notice to the Corporation, be convertible into 10,000 fully paid and non-assessable shares of Common Stock at $1.00 per share of Series B Stock. The exchange shall be consummated at the office of the transfer agent for the Corporation’s Common Stock (or at such other place or places as may be designed by the Corporation with notice to the holders of the shares of Series B);

C. If at any time during the first ten (10) years following the issuance of the shares of Series B, any of the following events shall occur: (i) any consolidation or merger of the Corporation with or into another entity or any merger of another entity into the Corporation (other than a merger that does not result in a reclassification, conversion, exchange or cancellation of common stock), (ii) any sale or transfer of all of the assets of the Corporation, or (iii) any compulsory share exchange, pursuant to which any holders of common stock shall be entitled to receive other securities, cash or other property, then, each issued and outstanding share of Series B shall, on five (5) days prior written notice to the Corporation, be convertible into fully paid and non-assessable shares of Common Stock at $.10 per share of Common Stock at the rate of Ten Thousand (10,000) shares of Common Stock for each share of Series B, subject to adjustment as hereinafter provided in Section 2. The exchange shall be consummated at the office of the transfer agent for the Corporation’s Common Stock (or at such other place or places as may be designated by the Corporation with notice to the holders of record of the shares of Series B);

D. In order to convert shares of Series B into Common Stock, the holder thereof shall surrender the certificate or certificates for shares of Series B, duly endorsed to the Corporation or in blank, or accompanied by proper instruments of transfer to the Corporation or in blank (or, in the case of a lost or destroyed certificate, proof of loss or destruction and indemnity as required by the Corporation), at the office of the Corporation, and shall give written notice to the Corporation that the holder elects to convert the same and shall state therein the name or names in which he wishes the certificate or certificates of Common Stock to be issued. If the certificates for Common Stock are to be issued in a name or names other than that in which such shares of Series B was registered, the holder of the certificates being surrendered shall with such written notice pay to the transfer agent a sum to cover any tax which may be payable in respect of any transfer involved in such issuance, or shall establish to the satisfaction of the transfer agent that such tax has been paid or is not due and payable. The transfer agent will, as soon as practicable thereafter, deliver at such office to such holder, or to its nominee or nominees, a certificate or certificates for the number of full shares of Common Stock to which it shall be entitled as aforesaid, as provided in Section 1. Shares of the Series B shall be deemed to have been converted as of the date of the surrender of such shares for conversion as provided above, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holders of such shares of Common Stock on such date.

E. The $10.00 conversion rate per Series B provided in paragraph A above shall be subject to adjustment as set forth in Section 2 below. Upon each adjustment of the conversion rate a written instrument signed by an officer of the Corporation setting forth the adjustment and accompanied by an opinion of an independent public accountant or accountants (who may be the independent public accountant or accountants then acting as auditor or auditors for the Corporation) setting forth the computation of the adjustment and a summary of the facts upon which it is based, together with a copy of the resolutions, if any, of the Board of Directors passed in connection therewith, shall forthwith be filed with the transfer agent for the shares of Series B and transmitted to the holders of the shares of Series B, and any adjustment so evidenced, made in good faith, shall be binding upon all stockholders and the Corporation.

F. All shares of the Series B which shall have been converted into Common Stock as herein provided or as provided in Section 1 shall not be reissued as Shares of Series B but shall have the status of authorized and unissued shares of Preferred Stock undesignated as to series; and

G. Fractional shares of Common Stock shall not be issued upon the conversion of the shares of Series B but shall be addressed by the Corporation through the rounding of such fraction to the nearest whole share of Common Stock.

Accordingly, on June 17, 2004, 500 shares of Midwest’s Series B were converted into 5,000,000 shares of Common Stock and issued to Midwest.

ITEM 5. OTHER INFORMATION

On March 11, 2004, the Registrant’s Board of Directors unanimously approved the change of the names of the Registrant’s operating subsidiaries to “Certified HR Services Company” or such similar names for the companies to operate as. On that date, the Registrant’s Board also approved the consolidation and reorganization of the Registrant’s subsidiaries in order to reduce the number of the Registrant’s wholly owned subsidiaries to eliminate redundancies in filing regulatory compliance and promote paperwork reduction.

In furtherance of this plan, in July 2004, the Registrant initiated its internal restructuring in an effort to achieve greater productivity from operations. The plan included functional and departmental consolidation of operational activities which resulted in a workforce reduction of wage, salary and employee benefit costs of approximately $3,800,000 on an annual basis. Additionally, price increases of ancillary products and services of approximately $1,000,000 on an annual basis were implemented. The plan provides for further review and implementation of additional price increases to reflect current market conditions as well a study of possible overhead cost reductions.

On August 2, 2004, the Registrant executed and consummated a Stock Purchase Agreement with the sole shareholders (the “Sellers”) of Kenneth I. Tobey, Inc., a Washington corporation and licensed managing general agent (“KIT”) to acquire all the Sellers’ issued and outstanding shares of capital stock of KIT (the “KIT Shares”). The purchase price of the KIT Shares is two million dollars ($2,000,000) and two hundred thousand (200,000) newly-issued shares of the Registrant’s restricted common stock, par value $.001 per share (the “Share Consideration”)(collectively, the “Purchase Price”). The Purchase Price shall be paid to the Sellers in accordance with their pro rata ownership of the Tobey Shares, under the terms and conditions as follows: the Share Consideration was issued to the Sellers at the Closing; the Registrant shall make four (4) installment payments of which $300,000 was paid at the Closing, $233,333.33 on November 2, 2004, $233,333.33 on February 2, 2005 and $233,333.34 on May 2, 2005; and a non-negotiable promissory note for the principal sum of one million dollars ($1,000,000) with interest at the rate of four percent (4%) per annum, payable to the Sellers over ten (10) years.

On August 6, 2004, Continental Stock Transfer & Trust Company (“Continental”) became the Registrant’s new transfer agent for its Common Stock. Continental is located at 17 Battery Place, New York, New York 10004, Telephone: (212) 845-3212, Facsimile: (212) 616-7616.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

15 - Report of Independent Accountants dated August 12, 2004.

31.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K: During the second quarter of 2004, and to the date of the filing of this Quarterly Report the Registrant filed one Form 8-K Current Reports dated May 12, 2004, which disclosed the Registrant’s results of operations for the first quarter of 2004 and filed the press release therewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERTIFIED SERVICES, INC.

By:	/s/ Danny L. Pixler
President, Chief Executive Officer, and Director

By:	/s/ Rick Steen
Acting Chief Financial Officer

Dated: August 11, 2004

Exhibit Index

Exhibit No.	Description

15	Report of Independent Accountants

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002