Form 10-Q
period 2004-09-30
CERTIFIED SERVICES INC
filed 2004-11-18
CIK 1118326

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2004

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File No: 0-31527

CERTIFIED SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0444079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5101 N.W. 21st Avenue, Suite 350 Fort Lauderdale, Florida	33309
(Address of Principal executive offices)	(Zip Code)

(Registrant’s Telephone Number Including Area Code):

(954) 315-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

Common Stock, $.001 par value, 14,919,261 shares at September 30, 2004.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

CERTIFIED SERVICES, INC. AND SUBSIDIARIES

Form 10-Q - Quarter Ended September 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated balance sheet of the Registrant as of September 30, 2004, the audited consolidated balance sheet at December 31, 2003, and the unaudited condensed consolidated statements of operations for the nine month and the three month periods ended September 30, 2004 and September 30, 2003 follow. These condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the Registrant’s results for the interim periods presented.

Certified Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets
Cash	$2,622,076	$432,414
Cash, restricted	10,683,213	3,055,686
Accounts receivable	26,583,407	20,906,147
Insurance deposits	17,799,154	8,208,366
Related party receivables	388,995	286,385
Other current assets	2,247,599	1,153,627

Total Current Assets	60,324,444	34,042,625
Property and equipment, at cost, net of accumulated depreciation of $3,407,409 and $2,029,155, respectively	1,677,975	1,617,837
Excess purchase price over net book value of assets acquired	29,803,260	26,466,572
Other assets	2,308,918	1,639,676

Total Assets	$94,114,597	$63,766,710

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of notes payable	$7,051,804	$5,127,382
Accounts payable	12,386,925	6,041,231
Accrued expenses	40,654,339	28,442,855
Current portion of capital lease obligations	26,663	140,299

Total Current Liabilities	60,119,731	39,751,767
Long term notes payable	15,376,442	6,227,528
Long term portion of capital lease obligations	105,349	83,506
Long term portion of workers’ compensation claims	—	2,753,011
Other long term liabilities	108,350	—

Total Liabilities	75,709,872	48,815,812

Commitments and Contingencies
Shareholders’ Equity
Preferred shares, $.001 par, 5,000,000 authorized, 1,551 and 1,930 issued and outstanding in 2004 and 2003, respectively	5	5
Common shares, $.001 par, 100,000,000 authorized, 14,919,261 and 9,547,811 issued and outstanding in 2004 and 2003, respectively	14,919	9,548
Additional paid in capital	13,399,802	11,825,152
Accumulated earnings	4,989,999	3,116,193

Total Shareholders’ Equity	18,404,725	14,950,898

Total Liabilities and Shareholders’ Equity	$94,114,597	$63,766,710

See notes to the condensed consolidated financial statements.

Certified Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue (gross billings of $574 million, $669 million, $ 167 million and $254 million, less worksite employee payroll costs of $507 million, $612 million, $148 million and $234 million, respectively)	$66,906,295	$56,569,560	$19,187,967	$20,343,067

Cost of services	40,024,817	30,362,310	9,962,783	10,509,656

Gross profit	26,881,478	26,207,250	9,225,184	9,833,411

Operating expenses
Compensation and benefits	9,202,445	8,874,900	3,210,006	3,492,913
Marketing and selling	3,364,510	4,045,134	1,357,673	1,644,099
General and administrative	11,947,708	10,792,264	3,671,773	3,672,499
Interest, net	493,009	446,124	191,829	226,916

Total Operating Expenses	25,007,672	24,158,422	8,431,281	9,036,427

Net income before tax	1,873,806	2,048,828	793,903	796,984

Income taxes	—	410,000	—	296,293

Net Income	$1,873,806	$1,638,828	$793,903	$500,691

Net income per share – basic	$.16	$.19	$.05	$.05

Weighted average number of common shares outstanding – basic	11,839,864	8,751,561	14,757,303	9,197,811

Net income per share – fully diluted	$.14	$.19	$.05	$.05

Weighted average number of common shares outstanding – fully diluted	13,039,864	8,751,561	16,557,303	9,197,811

See notes to the condensed consolidated financial statements.

Certified Services, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

					Additional Paid-in Capital	Retained Earnings	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, January 1, 2003	2,678	$3	8,447,811	$8,448	$22,107,754	$704,490	$22,820,695

Issuance of shares for services			450,000	450	359,550		360,000

Issuance of shares for Assets	1,520	1			18,999,999		19,000,000
Issuance of shares in connection with forming American HR Holdings	—	—	650,000	650	577,850		578,500
Cancellation of shares issued for Assets	(3018)	(2)			(37,719,998)		(37,720,000)
Preferred Series B – Issuance of shares for assets	350	1			3,499,999		3,500,000

Preferred Series D – issuance of shares for cash	300	1			2,999,999		3,000,000
Preferred Series E – issuance of shares issued for surplus note	100	1			999,999		1,000,000

Net income						2,411,703	2,411,703

Balance, December 31, 2003	1,930	5	9,547,811	9,548	11,825,152	3,116,193	14,950,898

Preferred Series D – issuance of shares for cash	121	1			1,207,144		1,207,145
Additional Shares Issued			5,000,000	5,000	4,995,000		5,000,000
Additional Shares Issued
Conversion of Preferred B	(500)	(1)	—		(5,000,000)		(5,000,001)
Issuance of shares for acquisition of Kenneth I. Tobey			200,000	200	209,800		210,000
Principal payments on term note			171,450	171	162.706		162,877
Net Income						1,873,806	1,873,806

Balance, September 30, 2004	1,551	$5	14,919,261	$14,919	$13,399,802	$4,989,999	$18,404,725

See notes to the consolidated financial statements

Certified Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$1,873,806	$1,638,828
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	436,736	536,969
Bad debt expense	285,871	463,150
Issuance of stock for services	—	41,250
Decrease (increase) in assets
Accounts receivable	(2,883,547)	1,326,317
Other current assets	(541,779)	190,333
Restricted cash	(627,527)	658,907
Insurance deposits	(9,590,788)	(2,222,649)
Other assets	(303,483)	428,249
Increase (decrease) in liabilities
Accounts payable	1,573,941	5,662,307
Workers’ compensation claims	(2,753,011)	—
Accrued expenses	11,931,116	(5,438,304)

Net cash provided by (used in) operating activities	(598,665)	3,285,357

Cash flows provided by (used in) investing activities
Purchase of property and equipment	(91,130)	(463,691)
Proceeds from deposits	—	—
Cash acquired in business acquisition	2,014,060	—
Cash paid for business acquisition	—	(350,000)

Net cash provided by (used in) investing activities	1,922,930	(813,691)

Cash flows provided by (used in) financing activities
Net proceeds from line of credit	(577,000)	—
Net proceeds from notes payable	1,136,504	—
Repayment of notes payable	(541,294)	(1,106,583)
Payments of capital lease obligations	(120,224)	(270,576)
Net proceeds from related parties	(402,610)	(1,491,432)
Issuance of common stock	162,876	—
Issuance of preferred stock	1,207,145	—

Net cash provided by (used in) financing activities	865,397	(2,868,591)

Net increase (decrease) in cash	2,189,662	(396,925)
Cash at beginning of period	432,414	662,327

Cash at end of period	$2,622,076	$265,402

See notes to the condensed consolidated financial statements.

Certified Services, Inc. and Subsidiaries

Supplemental Schedule of Non-Cash Investing and Financing Activities

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:	2004	2003
Interest expense	$407,804	$492,755
Income taxes	—	—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital stock accounts and additional paid in capital were adjusted in 2004 for the following:

On August 2, 2004, the Registrant purchased all of the outstanding common stock of Kenneth I. Tobey, Inc. (“KIT”). This acquisition was recognized in the following components:

Assets assumed in excess of liabilities	$2,722,981
Stock issued – 200,000 of common stock	210,000
Cash (Due to Related Party)	300,000
Promissory notes	1,686,230
Excluded assets	1,036,640

Additional paid in capital was credited in 2004 for $1,207,144 and 121 shares of Preferred Series D stock were issued to Midwest Merger Management, LLC at par for insurance deposits of $1,207,145.

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

Capital stock accounts and additional paid in capital were adjusted in 2003 for the following:

On June 27, 2003, the Registrant purchased certain PEO operations of BACE International, Inc. (“BACE”) which included all of BACE’s issued and outstanding capital stock of ASR Acquisition, Inc. and its operating subsidiaries, Meridian Investment and Management, Inc., The ABP Group, Inc. and its operating subsidiaries, as well as certain assets of StaffAmerica, Inc. and ABP IV, Inc. The acquisition of BACE was recognized in the following components:

Liabilities assumed in excess of assets	$9,204,620
Stock issued – 650,000 of common stock	578,500
Cash	350,000
Promissory note	3,500,000
Acquisition indebtedness	2,225,814

In 2003, notes payable for $12,800,000 were agreed to be assumed based upon representations made by the seller of financial condition and net worth in the acquisition of the PEO operations of BACE International, Inc. (“BACE”). Included in the BACE acquisition debt, was a note payable for $6,856,000, which have reduced Excess Purchase Price over Net Book Value of Assets Acquired as of December 31, 2003, as a result of pending litigation and the uncertainty of the outcome. A non-interest bearing note payable for $772,578 was assumed from BACE subsequent to closing in 2003, for which a $90,186 present value discount was taken.

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

Certified Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month and three month periods ended September 30, 2004, and 2003 are not necessarily indicative of the results that may be expected for the respective years ended December 31, 2004, and 2003. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant’s annual report on Form 10-K for the year ended December 31, 2003, supplemented by the notes included herein.

Segment Reporting

The Registrant operates in two reportable segments under Statement of Financial Standards (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information.

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

Allowance for Doubtful Accounts

The Registrant provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts is $1,110,213 and $894,526 at September 30, 2004 and December 31, 2003, respectively.

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

NOTE 2 – ACQUISITIONS

On August 2, 2004, the Registrant executed and consummated a Stock Purchase Agreement with the sole shareholders (the “Sellers”) of Kenneth I. Tobey, Inc., a Washington corporation and licensed managing general agent (“KIT”) to acquire all the Sellers’ issued and outstanding shares of capital stock of KIT (the “KIT Shares”). The purchase price of the KIT Shares was two million dollars ($2,000,000) and two hundred thousand (200,000) newly-issued shares of the Registrant’s restricted common stock, par value $.001 per share (the “Share Consideration”)(collectively, the “Purchase Price”). The Purchase Price shall be paid to the Sellers in accordance with their pro rata ownership of the KIT Shares. The Share Consideration was issued to the Sellers at the Closing. The Registrant shall make four (4) installment payments of which $300,000 was paid at the Closing, $233,333.33 on November 2, 2004, $233,333.33 on February 2, 2005 and $233,333.34 on May 2, 2005. The Registrant also executed a non-negotiable promissory note for the principal sum of one million dollars ($1,000,000), with interest at the rate of four percent (4%) per annum, payable to the Sellers over ten (10) years.

The operations of KIT are included in the accompanying consolidated statement of operations from the date of acquisition, August 2, 2004 through September 30, 2004. The pro forma unaudited consolidated statements of operations for the nine months ended September 30, 2004 and 2003 for the Registrant, including KIT, prior to August 2, 2004, appear below:

	2004	2003
Revenues	$69,491,215	$61,518,854
Cost of services	40,024,817	30,362,310

Gross Profit	29,466,398	31,156,544
Operating expenses	27,452,320	30,373,062

Income (loss) from operations	2,014,078	783,482
Other income (expense)	(100,469)	209,071

Income (loss) from continuing operations	1,913,609	992,553
Income from discontinued subsidiary	—	662,117
Gain on sale of subsidiary	—	2,414,664

Net income (loss)	$1,913,609	$4,069,344

On June 27, 2003, and effective as of April 1, 2003, the Registrant, through its wholly owned subsidiary American HR Holdings, Inc. (“AmerHR”), acquired from BACE International, Inc., a non-affiliated North Carolina corporation (“BACE”), all of BACE’s professional employer, payroll and human resource services operations for an aggregate purchase price of approximately $6,255,015. The purchase price was comprised of $350,000 cash, a 4% promissory note in the principal amount of $3,500,000 payable over five years, the assumption of approximately $2,225,814 of BACE’s acquisition and capital requirement debt, and the balance represented by 650,000 shares of the Registrant’s restricted common stock valued at $.89 per share (the “BACE Shares”). The Registrant accounts for the BACE Shares as outstanding, but has not delivered the shares to BACE pending the outcome of litigation between the Registrant and BACE. Also included is an option to purchase an additional 100,000 common shares for $2 per common share if and when the Company’s common stock attains a value of at least $12 per common share.

Concurrent with the acquisition, the Company retained the former chief executive of the acquired BACE business unit as a consultant for the four year period through June 30, 2007, at an annual rate of $250,000, and agreed to continue certain co-marketing activities with BACE through September 30, 2004, at an annual cost of $900,000. Such payments have ceased in the fourth quarter of 2003. In the fourth quarter of 2003, the Registrant discovered that BACE’s undisclosed liabilities exceeded BACE’s assets in the amount of $14,300,000 and the amounts due to BACE under the acquisition debt and promissory note by approximately $3,000,000, the Registrant re-measured the nature of the liability so that $6,856,000 was re-stated as a contingent liability. As a result thereof, the Registrant ceased payments on the promissory note and the acquisition debt in the fourth quarter 2003 (See NOTE 9 – BACE International, Inc., et. al. v. Brentwood Capital Corp., et. al. and Prairie Capital Mezzanine Fund, L.P., et al. v. BACE International Corporation, et al)

The operations of American HR Holdings, Inc. are included in the accompanying consolidated statement of operations from the date of acquisition, April 1, 2003. The pro forma unaudited consolidated statements of operations for the Nine months ended September 30, 2004 and 2003 for the Registrant, including BACE, prior to April 1, 2003, appear below:

	2004	2003
Revenues	$66,906,295	$66,552,385
Cost of service	40,024,817	38,940,480

Gross profit	26,881,478	27,611,905
Operating expenses	25,007,672	29,043,131

Net income (loss)	$1,873,806	$(1,431,226)

In furtherance of the acquisition of America’s PEO Holdings, Inc. (“APEO”) and the subsequent agreement between the parties to amend the purchase price in September 2002, the Registrant agreed to restructure the consideration payable to Adrienne Hopkins (“AH”), a seller and former shareholder of APEO. Accordingly, the parties agreed to cancel a promissory note payable to AH in the amount of $268,142, and to terminate her 5 year employment contract through November 30, 2006 at an annual rate of $163,000. The Registrant issued a new non-interest bearing promissory note to AH in the amount of $2,273,142 payable in equal monthly installments of $32,140 over 96 months.

NOTE 3 – INSURANCE DEPOSITS

An integral part of the relationship with the entities participating in the Registrant’s risk management program involves the retention by those entities of security deposits, which the Registrant fulfills with cash placed in escrow, annual renewable letters of credit and other forms of collateral which amounted to $17,799,154 and $8,208,366 as of September 30, 2004 and December 31, 2003, respectively.

NOTE 4- ACCRUED EXPENSES

At September 30, 2004, and December 31, 2003 accrued expenses consisted of the following:

	2004	2003
Accrued payroll	$18,755,413	$14,710,418
Accrued payroll taxes	13,667,880	6,269,868
Client claims funds	346,834	1,208,401
Workers compensation payable	—	1,014,511
Employee benefits payable	394,664	467,946
Accrued health insurance plan claims	—	32,355
Customer Deposits	4,838,499	3,655,711
Income Tax Payable	193,733	193,773
Other accrued expenses	2,457,316	889,872

Total	$40,654,339	$28,442,855

At September 30, 2004, and December 31, 2003, the Registrant is also the beneficiary of customers’ letters of credit aggregating $138,000 and $569,729, respectively.

NOTE 5 – NOTES PAYABLE

At September 30, 2004 and December 31, 2003 long-term indebtedness consisted of the following:

	2004	2003
$2,500,000 revolving line of credit, expiring September, 2005, with interest at the LIBOR Market Index Rate plus 2%, collateralized by cash deposits of $2,030,327 and $2,103,318, respectively, and a security interest in certificates of deposit of $500,000 pledged by former Certified HR shareholders	$1,923,000	$2,500,000
$1,000,000 line of credit, expiring November, 2004, with interest at the LIBOR Market Index Rate plus 2%, collateralized by cash deposits of $1,000,223 and $1,000,000 Respectively	1,000,000	1,000,000
Non-interest bearing acquisition promissory note of $544,752 payable in equal monthly installments over 72 months commencing January 10, 2002 after an 8% present value discount. The original principal amount of $1,000,000 was reduced by the cancellation of a note in the amount of $455,248 on April 1, 2004.	312,544	588,950
Non-interest bearing acquisition promissory note of $3,085,472 payable in equal monthly installments over 96 months commencing April 1, 2004 after an 8% present value discount.	2,222,252	—
6% interest bearing acquisition promissory note of $2,313,889 originally payable in equal monthly installments over 34 months commencing January 3, 2003 and on January 27, 2004 amended whereby the obligation is payable over 55 months commencing February 15, 2004	1,818,339	1,847,608
6.5% interest bearing acquisition promissory note of $1,430,000 due in 5 equal annual installments commencing March 20, 2003.	1,144,000	1,144,000
Non-interest bearing promissory notes in the amount of $772,578 due in three annual installments commencing October 31, 2003 after an 8% present value discount.	606,150	682,392
$8,500,000 secured convertible term note payable in monthly installments over 36 months with interest at prime plus 2.5% subject to reduction based upon the market price of the Registrant’s common stock. The fixed monthly payments of principal, interest and fees are convertible into shares of common stock at $.95 per share subject to the restriction that the note holder may not hold greater than 4.99% of issued and outstanding stock during the term of the note.	8,363,634	—
4% interest bearing acquisition promissory note of $3,500,000 payable in 59 equal monthly installments commencing August 1, 2003	3,380,786	3,403,362
4% interest bearing acquisition promissory note of $1,000,000 Payable in 120 equal monthly installments commencing August 2, 2004	971,312	—
Non-interest bearing promissory note in the amount of $700,000 Due in three equal installments of 233,333.33 every three Months commencing November 2,2004 after a 4% present Value discount	686,230
Installment notes payable secured by equipment	—	188,598

	22,428,247	11,354,910
Less: current portion	7,051,805	5,127,382

	$15,376,442	$6,227,528

Unused credit available on the lines of credit was $577,000 and $0 at September 30, 2004 and December 31, 2003 respectively.

Recent negotiations with respect to the $8,500,000 secured convertible term note have provided that interest will accrue based on unrestricted loan proceeds advanced to the Registrant. At September 30, 2004, the outstanding balance due of unrestricted loan proceeds was $1,500,000 and the outstanding balance due of restricted loan proceeds was $7,000,000.

On June 27, 2003, in furtherance of its acquisition of BACE’s PEO Operations, the Registrant executed a promissory note in favor of BACE in the principal amount of $3,500,000 with interest at the rate of 4%, payable over fifty-nine (59) monthly payments (the “BACE Note”). As a result of the Registrant’s discovery that the liabilities of the PEO Operations exceeded its assets by approximately $14,300,000, and the Registrant’s contractual ability to offset any sums owed to BACE by the amount of such liabilities, the Registrant has suspended payments on the BACE Note pending a resolution of the current litigation with BACE. (See NOTE 9 - BACE International, Inc., et. al. v. Brentwood Capital Corp., et. al. and Prairie Capital Mezzanine Fund, L.P., et al. v. BACE International Corporation, et al)

On January 27, 2004, the Registrant entered into an Amended and Restated Promissory Note with Certified HR’s former shareholders pursuant to which the promissory notes the Registrant executed in connection with the acquisition of Certified HR were amended to provide fifty-five monthly payments of $38,506.72 to Certified HR’s selling shareholders. The Registrant is currently in arrears for the May 15 2004 through September 15, 2004 payments. The Registrant is currently performing a review of its acquisition of Certified HR and the financial statement representations provided therewith.

On April 15, 2004, the Registrant completed a financing arrangement with Laurus Master Fund, Ltd., a Cayman Islands corporation (“Laurus”) in the aggregate amount of $8,500,000. The financing is comprised of a three-year $8,500,000 Secured Convertible Term Note (the “Note”) with interest at the rate of prime plus two and one-half percent (2.5%) subject to reduction based upon the market price of the Registrant’s common stock par value $0.001 per share (the “Common Stock”). The fixed monthly payments of principal, interest and fees are convertible into shares of Common Stock at a conversion price of $0.95 per share. To date Laurus has converted $216,128.84 of principal and interest into 227,455 shares of the Registrant’s common stock.

NOTE 6 – COST OF SERVICES

Cost of services is comprised of the following:

	For the Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Insurance	$27,921,777	$22,648,966	$6,299,938	$7,944,596
Employee benefits	12,103,040	7,713,344	3,662,845	2,565,060

	$40,024,817	$30,362,310	$9,962,783	$10,509,656

Workers Compensation Cost:

Beginning July 1, 2003, the Registrant under the guidance of its Risk Manager and principal shareholder, Midwest Merger Management, LLC (“Midwest”) arranged for coverage to be placed through several admitted insurance carriers providing statutory coverage with staggered policy ending periods between December 31, 2004 and February 15, 2005 (“current risk management programs”). The carriers include Union American Insurance Co., Providence Property Casualty Co./Imperial Casualty and Indemnity Co., and Cascade National Insurance Co. The Registrant believes this arrangement has improved its spread of risk.

On November 16, 2004, the Registrant agreed to terms of workers compensation coverage with Guarantee Insurance Company (“Guarantee”) to provide first dollar coverage to the individual clients of Certified HR Services. While Guarantee will initially initiate coverage in the State of Florida, it is authorized to provide coverage in twenty states. Guarantee’s policy will commence on December 1, 2004 and expire on December 1, 2005.

The Registrant’s workers compensation cost increased $7.2 million for the Nine months ended September 30, 2004 as compared to the Nine months ended September 30, 2003. Payments to Midwest made under the Registrant’s current risk management programs are calculated on a percentage of gross payroll which sums include amounts for premiums, reported claims costs, collateral costs and its cost of administration. Payments were $39,483,966 and $32,336,307 for the nine months ended September 30, 2004 and September 30, 2003, respectively. The increases were primarily the result of the Registrant’s acquisition of the PEO operations of BACE International and premium increases. At September 30, 2004, the Registrant had collateral placed with the Carriers in the amount of $19,149,154, which consists of $17,799,154 of cash and fully funded letters of credit and a $1,350,000 surplus note against existing workplace claims of approximately $10,000,000. Pursuant to the Risk Allocation Agreement, Midwest is primarily responsible for the $10,000,000 obligation. Midwest’s failure to timely liquidate all or a portion of the estimated liability would materially impair the Registrant’s ability to receive the return of its collateral deposits with the Carriers.

Prior to July 1, 2003, the Registrant’s operating subsidiary, Certified HR Services Company. (“Certified HR”) primarily covered its workers compensation risk through Continental Casualty Company, et. al (“CNA”). Certified HR is a defendant in the litigation entitled Continental Casualty Company et al v. The Cura Group, Inc. See Note 9- Litigation. An adverse result of the litigation against Certified HR would likely have a material adverse affect upon the business of the Registrant.

Health Benefit Plans:

The Company’s dental plans, which include both a PPO and HMO offerings’ are primarily provided by Aetna for all clients employees who elect coverage. All dental plans are subject to guaranteed cost contracts that cap the Company’s annual liability.

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

NOTE 7 – SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach which requires segmentation based upon our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present internal profit and loss statements prepared on a basis that is consistent with U.S. GAAP. As a result, the segment information presented herein is in conformity with SFAS 131 and U.S. GAAP. Our two segments are: Certified HR Services (“CSRVHR”) and Kenneth I. Tobey, Inc. (“KIT”).

CSRVHR provides clients with a broad range of human resources (“HR”) services encompassing payroll and benefits administration, employee record keeping and regulatory compliance, health and workers’ compensation insurance programs, risk management and worksite safety management. Revenue is principally generated through fees billed to customers, which are typically small and medium-size businesses having between 10 and 500 employees.

On August 2, 2004, the Registrant executed and consummated a Stock Purchase Agreement with the sole shareholders (the

“Sellers”) of KIT, a Washington corporation and licensed managing general agent to acquire all the Sellers’ issued and outstanding shares of capital stock of KIT. KIT provides insurance brokerage and services to a wide variety of commercial, industrial, institutional and retail customers located in the northwestern region of the United States. Commission revenue is principally generated through the negotiation and placement of insurance for its customers. The segment information below of KIT represents activity recognized from the date of acquisition, August 2, 2004 through September 30, 2004.

	Nine Months Ended September 30,
	2004	2003
Revenues
CSRVHR	$66,216,396	$56,569,560
KIT	689,899	—

Consolidated	$66,906,295	$56,569,560

Net Income (Loss)
CSRVHR	$1,991,327	$1,638,328
KIT	(117,521)	—

Consolidated	$1,873,806	$1,638,328

	Three Months Ended September 30,
	2004	2003
Revenues
CSRVHR	$18,498,068	$20,343,067
KIT	689,899	—

Consolidated	$19,187,967	$20,343,067

Net Income (Loss)
CSRVHR	$911,424	$500,691
KIT	(117,521)	—

Consolidated	$793,903	$500,691

NOTE 8 – INCOME TAXES

The Company has available net operating loss carry forwards as to which full valuation allowance has been established which may be used to reduce Federal and State taxable income and tax liabilities in 2004 in the amount of $4,500,000 and $4,000,000, respectively. Accordingly, the provision for Federal and State income taxes for the Nine months ended September 30, 2004 is $0. The provision for Federal and State income taxes for the Nine months ended September 30, 2003 was $410,000.

NOTE 9 - LITIGATION

Prairie Capital Mezzanine Fund, L.P., et al. v. BACE International Corporation, et al.

The Registrant’s motion for leave to sue Ernst & Young, LLP, (“E&Y”) Kyle C. Mann and Robert J. Phillips, Jr., ASR’s former auditors and executives, respectively was granted by the Court on August 26, 2004. The third-party complaint alleges reckless and negligent failure to perform their professional responsibilities on the part of E&Y, that in order to sell the ASR Companies at an inflated purchase price and further alleges that Mann and Phillips provided and certified fraudulent information to E&Y.

Continental Casualty Company et al v. The Cura Group, Inc.

In August 2004, in the action entitled Continental Casualty Company, et. al (“CNA”). v. The Cura Group, Inc. (now known as Certified HR Services Company (“Certified HR”), CNA filed an amended complaint naming the Registrant, certain of its operating subsidiaries, its principal shareholder, its current and former officers and directors, as well as other related and unrelated parties (collectively, the “Defendants”). The amended complaint alleges the Defendants collectively conspired to induce CNA to provide insurance coverage to the Registrant’s operating subsidiaries by creating several fraudulent letters of credit. The amended complaint seeks damages against the Defendants and alleges violations of the federal RICO Act and various state laws.

The Defendants have filed various motions to dismiss the amended complaint. Certified HR’s original counter-claim against CNA alleges that CNA falsely inflated premiums and collateral requirements, negligently handled and overpaid workers’ compensation claims, and defrauded Certified HR by making material misrepresentations, nondisclosures and concealing facts, under Certified HR’s policies with CNA.

NOTE 10 – SUBSEQUENT EVENT

On October 26, 2004 the Registrant completed a one year renewal of its existing revolving line of credit in the amount of $2,500,000 with Wachovia Bank. The new maturity date is September 30, 2005.

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

Management Overview

CSRVHR

During 2004 the Registrant has taken several steps to improve the quality and consistency of services offered to its customer base. In addition, the Registrant has completed other initiatives to improve the overall quality of its customer portfolio and to lower the cost structure of operations. Below is a summary of the key initiatives in these areas:

•	Gross profit per worksite employee – During 2004, the Registrant has committed significant efforts to improve the gross margin per paid worksite employee. Gross profit per average paid worksite employee for the first nine months was $631, an increase of 3.4% over the first nine months of 2003. For the three months ended September 30, 2004 gross profit per average paid worksite employee was $227, an increase 15.4% over the same period in 2003. The Registrant achieved these results in large part to the following:

•	The Registrant has undertaken several general price increases to various segments of its customer base in an effort to bring the pricing in line with current insurance market conditions and general inflationary trends.

•	The Registrant has managed the cost of its workers compensation insurance through alliances with several strategic partners that have provided cost effective layers of regional coverage.

•	The Registrant has managed pricing of its compensation program by continuously reducing risk exposure and eliminating coverage of certain, riskier categories of employees.

•	Accounts receivable and collections – In an effort to improve the timing and consistency of customer collections, the Registrant has extended its policies in the areas of credit risk, and timing of invoice payments to the clients acquired from BACE in 2003. In many cases, the Registrant’s criteria for the timing of invoice payments were accelerated over those practices under prior ownership. As a result of its efforts, the Registrant realized a reduction in accounts receivable excluding accrued revenues for wages earned not yet paid to $ 3,535,262 at September 30, 2004 from $ 5,705,289 at December 31,2003.

•	Service platform – The registrant consolidated all clients acquired during 2003 from BACE to Scorpeo (the Registrant’s core software platform for payroll processing; client invoicing; accounts receivable management and human resource and benefits administration). In addition, the Registrant has enhanced its data integrity and recovery systems by installing redundant client server hardware in its Ft. Lauderdale, FL processing center. The new server hardware will allow the Registrant to mirror its core software platforms of Scorpeo and Great Plains between its two processing centers in Ft. Lauderdale, FL and Tampa, FL. The enhancements and transition work have provided cost savings to the Registrant in three key areas:

•	Consolidation of the Apopka and Dallas offices to the Ft. Lauderdale and Tampa processing centers has resulted in lower payroll, office space and infrastructure costs;

•	Lower software maintenance and support costs and;

•	Productivity cost savings from a single source platform.

The Registrant believes that the measures taken as outlined above have provided greater consistency of the products and services delivered to its client base. In addition, the Registrant has improved its pricing structure and the timing of cash flows while reducing the cost of its processing centers. Some of the initiatives outlined above have created some pressure on the Registrant’s client base and in particular those client’s acquired in the BACE acquisition. With respect to the clients acquired from BACE, the Registrant’s policies and consolidation efforts have represented measures that in some cases were materially different than those under prior ownership. As a result the Registrant has experienced some net attrition of the average number of paid worksite employees during 2004. For the first nine months of 2004 the average number of paid worksite employees was 41,508, a decrease of 3.3% over the first nine months of 2003. For the three months ended September 30, 2004 the number of average paid worksite employees was 37,547, a decrease of 24.8% over the same period one year ago. The Registrant believes that the existing base of customers at September 30, 2004 is represented by greater profitability and production of cash flows than that of the overall customer base at September 30, 2003.

Results of Operations - Nine Months Ended September 30, 2004 and September 30, 2003

The table below presents our results of operations and statistical data on a consolidated basis and for our two segments (CSRVHR and KIT) for the nine months ended September 30, 2004 and 2003:

	2004	2003	Change	% Change
Consolidated
Revenue	$66,906,295	$56,569,560	$10,336,734	18.3%
Cost of goods sold	40,024,817	30,362,310	9,662,507	31.8
Gross profit	26,881,478	26,207,250	674,227	2.6
Operating expenses	25,007,672	24,158,422	849,249	3.5
Net Income	1,873,806	1,638,828	234,978	14.3

CSRVHR
Revenue	$66,216,395	$56,569,560	$9,646,835	17.1%
Cost of goods sold	40,024,817	30,362,310	9,662,507	31.8
Gross profit	26,191,578	26,207,250	(15,672)	(.1)
Operating expenses	24,200,251	24,158,422	41,829.2
Net Income	1,991,327	1,638,828	352,499	21.5
Revenue per average worksite employee	1,595	1,317	278	21.1
Cost of goods sold per worksite employee	964	707	257	36.4
Gross profit per worksite employee	631	610	21	3.4
Operating expenses per worksite employee	583	563	20	3.6
Net income before tax per worksite employee	48	48	0.6

Statistical data
Average number of worksite employees paid per Month	41,508	42,945	(1,438)	(3.3)%

KIT
Revenue	$689,899	$—	$689,899	100%
Operating expenses	807,420	—	807,420	100
Net Income	(117,521)	—	(117,521)	100

Revenues - The Registrant recognizes revenue under a policy in which the salaries, wages and certain payroll taxes of worksite employees will no longer be recognized as revenue components (‘net method’). The change in policy was made in response to an industry wide SEC comment letter requesting the change to the net method of revenue recognition which was based in part on the collective weight of the indicators included in Emerging Issues Task Force Issue No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent (“EITF 99-19”). The policy has been applied to the current financial statement and retroactively applied to the previous year’s financial statement. Accordingly for the Nine months ended September 30, 2004 and September 30, 2003, respectively the Registrant netted $507,319,512 and $612,192,072 of payroll and related taxes. The policy has no effect on the gross profit, net income or shareholders’ equity amounts previously reported by the Registrant in its public filings.

The Registrant’s Florida revenues are subject to the effects of seasonality. Consequently, the operating results for the three and Nine months ended September 30, 2004 are not necessarily indicative of the Company’s overall results to be expected for the full year. The Registrant’s customer base is comprised of approximately 17% of clients in the hospitality and agriculture industries. Revenues were partially impaired by the unusually active hurricane season in Florida during the months of August and September 2004 over the same period one year ago.

CSRVHR Revenues for the Nine months ended September 30, 3004 (“9M4”) were $66,216,395 versus $56,569,560 for the Nine months ended September 30, 2003 (“9M3”) resulting in an increase of $9,646,835 or 17.1% between periods. The most significant portion of this increase was attributable to the Registrant’s acquisition of BACE during the second quarter of 2003. In addition, the Registrant has implemented increased pricing structures of its core program and service fees in 9M4. As a result, billed revenue generated from new clients added in 9M4 are averaging increases of 120% for administrative services and 101% for workers compensation fees compared to 9M3. Revenue per average paid worksite employee for the first nine months of 2004 increased to $1,595, an increase of 21.1% over the first nine months of 2003 reflecting a trend by the Registrant to improve the pricing of its products and services. Through its relationships with approximately 1,300 insurance agents nationwide, KIT placed coverage for approximately 40,000 policies through its relationships with over 35 insurance carriers. KIT places approximately 35% of its business through Cascade National Insurance Company and the balance through its other insurance carriers as discussed above.

Cost of Services – Cost of services increased to $40,024,817 during 9M4 compared to $30,362,310 during 9M3; an increase of $9,662,507 or 31.8%. This increase resulted in cost of service rising to 59.8% of revenue for 9M4 compared to 53.7% of revenue for 9M3. For the first nine months of 2004 the cost of service per average paid worksite employee was $964, an increase of 36.4% over the first nine months of 2003. The unfavorable cost increases were principally attributable to the rapidly accelerating cost of workers’ compensation programs that have become an industry-wide issue, particularly in view of the lead times required under the Registrant’s shared employment agreements before the Registrant can recoup such costs from its clients.

Operating Expenses

Operating expenses similarly rose to $25,007,671 for 9M4 compared to $24,158,422 for 9M3; an increase of $849,249 or 3.5%. The acquisition of KIT contributed $807,420 of the overall increase in 9M4. For 9M4, operating expenses per average paid worksite employee was $631 for CSRVHR, an increase of 3.4% over 9M3. In connection with the current litigation the Registrant has incurred a material increase in professional and legal fees in 9M4 compared to 9M3. Professional and legal fees increased to $2,320,224 during 9M4 compared to $1,394,311 in 9M3; an increase of $925,913 or 66.4%. The Registrant incurred a one time expense in the amount of $235,545 during 9M4 related to the relocation of its Chief Executive Officer.

Net Income – Consistent with the foregoing analysis, the Registrant reported net income of $1,873,806 or $.16 per share-basic for 9M4, compared to net income of $1,638,828 or $.19 per share for 9M3, based upon weighted average shares outstanding of 11,839,864 and 8,751,561, respectively.

Results of Operations - Three Months Ended September 30, 2004 and September 30, 2003

The table below presents our results of operations and statistical data on a consolidated basis and for our two segments (CSRVHR and KIT) for the three months ended September 30, 2004 and 2003:

	2004	2003	Change	% Change
Consolidated
Revenue	$19,187,967	$20,343,067	$(1,155,100)	(18.3)%
Cost of goods sold	9,962,783	10,509,656	(546,873)	(31.8)
Gross profit	9,225,184	9,833,411	(608,227)	(2.6)
Operating expenses	8,431,281	9,036,427	(605,146)	(6.7)
Net Income before tax	793,903	500,691	293,212	58.6

CSRVHR
Revenue	$18,498,068	$20,343,067	$(1,844,999)	(9.1)%
Cost of goods sold	9,962,783	10,509,656	(546,873)	(5.2)
Gross profit	8,535,285	9,833,411	(1,298,126)	(13.2)
Operating expenses	7,623,861	9,036,427	(1,412,566)	(15.6)
Net Income	911,424	500,691	400,733	82
Revenue per average worksite employee	493	408	85	20.9
Cost of goods sold per worksite employee	265	211	55	26.0
Gross profit per worksite employee	227	197	30	15.4
Operating expenses per worksite employee	184	181	3	1.4
Net income before tax per worksite employee	22	16	6	37.5

Statistical data
Average number of worksite employees paid per month	37,547	49,908	(12,361)	(24.8)%

KIT
Revenue	$689,899	$—	$689,899	100%
Operating expenses	807,420	—	807,420	100
Net Income before tax	(117,521)	—	(117,521)	100

Revenues - The Registrant recognizes revenue under a policy in which the salaries, wages and certain payroll taxes of worksite employees will no longer be recognized as revenue components (‘net method’). The change in policy was made in response to an industry wide SEC comment letter requesting the change to the net method of revenue recognition which was based in part on the collective weight of the indicators included in Emerging Issues Task Force Issue No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent (“EITF 99-19”). The policy has been applied to the current financial statement and retroactively applied to the previous year’s financial statement. Accordingly for the three months ended September 30, 2004 and September 30, 2003, respectively the Registrant netted $147,904,353 and $234,417,158 of payroll and related taxes. The policy has no effect on the gross profit, net income or shareholders’ equity amounts previously reported by the Registrant in its public filings.

The Registrant’s Florida revenues are subject to the effects of seasonality. Consequently, the operating results for the three and Nine months ended September 30, 2004 are not necessarily indicative of the Company’s overall results to be expected for the full year. Revenues were partially impaired by the unusually active hurricane season in Florida during the months of August and September 2004 over the same period one year ago.

CSRVHR Revenues for the three months ended September 30, 3004 (“3Q4”) were $18,498,068 versus $20,343,067 for the three months ended September 30, 2003 (“3Q3”) resulting in a decrease of $1,844,999 or 9.1% between periods. The decrease in overall revenues is reflective in the decrease of the number of average paid worksite employees and the negative effects of the unusually active hurricane season in Florida during 2004. For 3Q4 revenue per average paid worksite employee was $493, an increase of 20.9% over 3Q3. The favorable increase in revenue per average worksite employee during 3Q4 reflects the Registrant’s commitment to restructure the pricing of its products and services to reflect current market conditions. As a result, billed revenue generated from new clients added in 3Q4 are averaging increases of 120% for administrative services and 101% for workers compensation fees compared to 3Q3. Through its relationships with approximately 1,300 insurance agents nationwide, KIT places coverage for an average of 50,000 insurance policies annually. KIT places insurance with 46 insurance companies.

Cost of Services - Cost of services decreased to $9,962,783 during 3Q4 compared to $10,509,656 in 3Q3; a decrease of $546,873 or 5.2%. Cost of services increased to 59.8% of revenue for 3Q4 compared to 53.7% of revenue for 3Q3. For 3Q4 cost of services per average paid worksite employee was $265, an increase of 26.0% over 3Q3 primarily due to the rapidly accelerating cost of workers’ compensation programs that have become an industry-wide issue, particularly in view of the lead times required under the Registrant’s shared employment agreements before the Registrant can recoup such costs from its clients.

Operating Expenses - Operating expenses decreased to $8,431,281 for 3Q4 compared to $9,036,427 for 3Q3; an decrease of $605,146 or 6.7%, principally as a result of the Registrants’ continued efforts to consolidate the operations of recent acquisitions as well as the implementation of single software platforms for accounting and payroll operations. For 3Q4, operating expenses per average paid worksite employee was $184 for CSRVHR, an increase of 1.4% over 3Q3.

Net Income - Consistent with the foregoing analysis, the Registrant reported net income of $793,903 or $0.07 per share for 3Q4, compared to net income of $500,691 or $.05 per share for 3Q3, based upon basic weighted average shares outstanding of 11,214,478 and 9,197,811 respectively.

Liquidity and Capital Resources

The Registrant had operating cash of $2,622,076 at September 30, 2004. The Registrant also had $10,683,213 of restricted cash on deposit collateralizing its revolving line of credit of $3,500,000 and the Laurus Note. The Registrant periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, including potential acquisitions, the offering of additional employer/employee services, and other operating cash needs. Management believes that the Registrant is generating sufficient cash flow to meet its requirements through 2004. The Registrant may rely on these same resources, as well as public or private debt and/or equity financing to meet its long-term capital needs.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our credit facilities and other variable rate borrowings and our ability to incur more debt without noteholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. As of September 30, 2004, we had no interest rate caps or swaps. The Registrant does not have foreign exchange risks. The information required by this item is provided under the caption “Liquidity and Capital Resources” in Item 2 – Management’s Discussion and Analysis of Results of Operation and Financial Condition.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

U. S. Securities and Exchange Commission Investigation.

The SEC has instituted a Formal Order of Investigation into the Registrant’s disclosure and financial reporting of insurance deposits. The SEC has issued a subpoenas to the Registrant for the production of documents and to its current and former officers and directors to testify. The Registrant believes it has and intends to continue to cooperate completely with this investigation.

Grand Jury Subpoenas

On August 9, 2004, the Registrant’s operating subsidiary, Certified HR Services Company, received a subpoena to produce documents to the Grand Jury of the United States District Court for the Southern District of Florida. On August 10, 2004, the Registrant was served with a similar subpoena. The Registrant believes it has and intends to continue to cooperate completely with these subpoenas.

Prairie Capital Mezzanine Fund, L.P., et al. v. BACE International Corporation, et al.

The Registrant’s motion for leave to sue Ernst & Young, LLP, (“E&Y”) Kyle C. Mann and Robert J. Phillips, Jr., ASR’s former auditors and executives, respectively was granted by the Court on August 26, 2004. The third-party complaint alleges reckless and negligent failure to perform their professional responsibilities on the part of E&Y, that in order to sell the ASR Companies at an inflated purchase price and further alleges that Mann and Phillips provided and certified fraudulent information to E&Y.

Continental Casualty Company et al v. The Cura Group, Inc.

In August 2004, in the action entitled Continental Casualty Company, et. al (“CNA”). v. The Cura Group, Inc. (now known as Certified HR Services Company (“Certified HR”), CNA filed an amended complaint naming the Registrant, certain of its operating subsidiaries, its principal shareholder, its current and former officers and directors, as well as other related and unrelated parties (collectively, the “Defendants”). The amended complaint alleges the Defendants collectively conspired to induce CNA to provide insurance coverage to the Registrant’s operating subsidiaries by creating several fraudulent letters of credit. The amended complaint seeks damages against the Defendants and alleges violations of the federal RICO Act and various state laws.

The Defendants have filed various motions to dismiss the amended complaint. Certified HR’s original counter-claim against CNA alleges that CNA falsely inflated premiums and collateral requirements, negligently handled and overpaid workers’ compensation claims, and defrauded Certified HR by making material misrepresentations, nondisclosures and concealing facts, under Certified HR’s policies with CNA.

ITEM 5. OTHER INFORMATION

Related Party Transactions

Danny L. Pixler, the Registrant’s Chairman, President and Chief Executive Officer, has been paid $57,000 for the nine months ended September 30, 2004, compared with $43,500 for the nine months ended September 30, 2003, by the Registrant’s principal shareholder and risk manager, Midwest Merger Management, LLC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits: 15 - Report of Independent Accountants dated August 23, 2004.

b)	Certifications

c)	Reports on Form 8K: During the third quarter of 2004, and to the date of the filing of this Quarterly Report the Registrant filed three Form 8-K Current Reports on August 24, 2004, September 3, 2004 and October 28, 2004. The reports disclosed the Registrant’s results of operations for the second quarter of 2004 and filed the press release therewith, the acquisition of Kenneth I. Tobey, Inc. (“KIT”) and disclosed KIT’s audited and consolidated financial statements respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERTIFIED SERVICES, INC.

By:	/s/ Danny L, Pixler
President, Chief Executive
Officer, and Director

By:	/s/ Rick Steen
Acting Chief Financial Officer

Dated: November 18, 2004